Form 10-Q
period 2025-09-30
QCR HOLDINGS INC
filed 2025-11-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2025, the Registrant had outstanding 16,838,653 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Assets
Cash and due from banks	$77,581	$91,732
Federal funds sold	22,200	27,150
Interest-bearing deposits at financial institutions	137,833	143,442

Securities held to maturity, at amortized cost (including securities pledged on other borrowings of $200,283 and $0, respectively, net of allowance for credit losses)	954,115	835,797
Securities available for sale, at fair value	271,349	281,109
Securities trading, at fair value	83,225	83,529
Total securities	1,308,689	1,200,435

Loans receivable held for sale	1,457	2,143
Loans/leases receivable held for investment	7,177,464	6,782,261
Gross loans/leases receivable	7,178,921	6,784,404
Less allowance for credit losses	(88,770)	(89,841)
Net loans/leases receivable	7,090,151	6,694,563

Bank-owned life insurance	112,049	109,575
Premises and equipment, net	193,170	159,153
Restricted investment securities	35,810	35,412
Other real estate owned, net	—	661
Goodwill	138,595	138,595
Intangibles	9,077	11,061
Derivatives	207,775	186,781
Other assets	235,372	227,470
Total assets	$9,568,302	$9,026,030

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$931,774	$921,160
Interest-bearing	6,448,294	6,140,027
Total deposits	7,380,068	7,061,187

Short-term borrowings	2,850	1,800
Federal Home Loan Bank advances	290,383	285,383
Other borrowings	130,609	—
Subordinated notes	234,027	233,489
Junior subordinated debentures	48,958	48,860
Derivatives	230,742	214,823
Other liabilities	163,750	183,101
Total liabilities	8,481,387	8,028,643

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2025 and December 2024 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2025 - 16,838,866 shares issued and outstanding December 2024 - 16,882,045 shares issued and outstanding	16,839	16,882
Additional paid-in capital	375,319	374,975
Retained earnings	747,323	665,171
Accumulated other comprehensive loss:
Securities available for sale	(36,920)	(37,965)
Derivatives	(15,646)	(21,676)
Total stockholders' equity	1,086,915	997,387
Total liabilities and stockholders' equity	$9,568,302	$9,026,030

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2025 and 2024

	2025	2024

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$77,347	$82,149
Nontaxable	29,820	27,416
Securities:
Taxable	4,879	4,440
Nontaxable	10,904	8,488
Interest-bearing deposits at financial institutions	1,340	1,915
Restricted investment securities	570	840
Federal funds sold	155	172
Total interest and dividend income	125,015	125,420

Interest expense:
Deposits	52,817	55,386
Short-term borrowings	22	32
Federal Home Loan Bank advances	2,348	5,971
Other borrowings	479	—
Subordinated notes	3,861	3,616
Junior subordinated debentures	689	693
Total interest expense	60,216	65,698
Net interest income	64,799	59,722
Provision for credit losses	4,305	3,484
Net interest income after provision for credit losses	60,494	56,238

Noninterest income:
Trust fees	3,544	3,270
Investment advisory and management fees	1,488	1,229
Deposit service fees	2,231	2,294
Gains on sales of residential real estate loans, net	529	385
Gains on sales of government guaranteed portions of loans, net	6	—
Capital markets revenue	23,832	16,290
Earnings on bank-owned life insurance	952	814
Debit card fees	1,648	1,575
Correspondent banking fees	664	507
Loan related fee income	846	949
Fair value gain (loss) on derivatives and trading securities	324	(886)
Other	587	730
Total noninterest income	36,651	27,157

Noninterest expense:
Salaries and employee benefits	34,338	31,637
Occupancy and equipment expense	7,363	6,168
Professional and data processing fees	6,741	4,457
Restructuring expense	—	1,954
FDIC insurance, other insurance and regulatory fees	2,035	1,711
Loan/lease expense	345	587
Net cost of (income from) and losses/(gains) on operations of other real estate	3	(42)
Advertising and marketing	1,830	2,124
Communication and data connectivity	40	333
Supplies	259	278
Bank service charges	678	603
Correspondent banking expense	338	325
Intangibles amortization	662	690
Goodwill impairment	—	432
Payment card processing	569	785
Trust expense	412	395
Other	974	1,128
Total noninterest expense	56,587	53,565
Net income before income taxes	40,558	29,830
Federal and state income tax expense	3,844	2,045
Net income	$36,714	$27,785

Basic earnings per common share	$2.17	$1.65
Diluted earnings per common share	$2.16	$1.64

Weighted average common shares outstanding	16,919,785	16,846,200
Weighted average common and common equivalent shares outstanding	17,015,730	16,982,400

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30, 2025 and 2024

	2025	2024

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$226,557	$239,023
Nontaxable	83,915	77,595
Securities:
Taxable	14,272	12,986
Nontaxable	30,274	23,350
Interest-bearing deposits at financial institutions	4,778	4,254
Restricted investment securities	1,726	2,383
Federal funds sold	413	624
Total interest and dividend income	361,935	360,215

Interest expense:
Deposits	154,217	159,855
Short-term borrowings	55	76
Federal Home Loan Bank advances	7,197	16,948
Other borrowings	479	—
Subordinated notes	11,062	10,678
Junior subordinated debentures	2,058	2,074
Total interest expense	175,068	189,631
Net interest income	186,867	170,584
Provision for credit losses	12,582	11,949
Net interest income after provision for credit losses	174,285	158,635

Noninterest income:
Trust fees	10,625	9,572
Investment advisory and management fees	3,996	3,544
Deposit service fees	6,601	6,302
Gains on sales of residential real estate loans, net	1,382	1,307
Gains on sales of government guaranteed portions of loans, net	107	36
Capital markets revenue	40,217	50,505
Earnings on bank-owned life insurance	2,474	4,646
Debit card fees	4,784	4,612
Correspondent banking fees	1,977	1,529
Loan related fee income	2,840	2,747
Fair value loss on derivatives and trading securities	(453)	(998)
Other	1,108	1,102
Total noninterest income	75,658	84,904

Noninterest expense:
Salaries and employee benefits	90,176	94,576
Occupancy and equipment expense	20,655	19,059
Professional and data processing fees	17,974	13,893
Restructuring expense	—	1,954
FDIC insurance, other insurance and regulatory fees	5,965	5,510
Loan/lease expense	1,133	1,116
Net cost of (income from) and losses/(gains) on operations of other real estate	44	(44)
Advertising and marketing	5,189	5,172
Communication and data connectivity	604	1,052
Supplies	718	812
Bank service charges	1,994	1,793
Correspondent banking expense	981	993
Intangibles amortization	1,984	2,070
Goodwill impairment	—	432
Payment card processing	1,710	2,137
Trust expense	1,182	1,199
Other	2,400	2,419
Total noninterest expense	152,709	154,143
Net income before income taxes	97,234	89,396
Federal and state income tax expense	5,704	5,771
Net income	$91,530	$83,625

Basic earnings per common share	$5.41	$4.97
Diluted earnings per common share	$5.38	$4.94

Weighted average common shares outstanding	16,916,371	16,814,787
Weighted average common and common equivalent shares outstanding	17,011,877	16,938,309

Cash dividends declared per common share	$0.18	$0.18

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024

	(dollars in thousands)

Net income	$36,714	$27,785

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	9,262	9,425
	9,262	9,425

Unrealized gains on derivatives:
Unrealized holding gains arising during the period before tax	1,784	6,624
Less: reclassification adjustment for caplet amortization before tax	—	(130)
	1,784	6,754

Other comprehensive income, before tax	11,046	16,179
Tax expense	3,054	4,121
Other comprehensive income, net of tax	8,342	12,058

Comprehensive income	$45,056	$39,843

	Nine Months Ended September 30,
	2025	2024

	(dollars in thousands)

Net income	$91,530	$83,625

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	1,365	5,833
Less reclassification adjustment for impairment losses included in net income before tax	—	445
	1,365	5,388
Unrealized gains on derivatives:
Unrealized holding gains arising during the period before tax	8,061	2,750
Less reclassification adjustment for caplet amortization before tax	—	(376)
	8,061	3,126

Other comprehensive income, before tax	9,426	8,514
Tax expense	2,351	2,197
Other comprehensive income, net of tax	7,075	6,317

Comprehensive income	$98,605	$89,942

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three and Nine Months Ended September 30, 2025 and 2024

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387
Net income	—	—	25,797	—	25,797
Other comprehensive income, net of tax	—	—	—	404	404
Common cash dividends declared, $0.06 per share	—	—	(1,015)	—	(1,015)
Stock-based compensation expense	—	1,299	—	—	1,299
Issuance of common stock under employee benefit plans	38	(1,163)	—	—	(1,125)
Balance, March 31, 2025	$16,920	$375,111	$689,953	$(59,237)	$1,022,747
Net income	—	—	29,019	—	29,019
Other comprehensive loss, net of tax	—	—	—	(1,671)	(1,671)
Common cash dividends declared, $0.06 per share	—	—	(1,016)	—	(1,016)
Stock-based compensation expense	—	622	—	—	622
Issuance of common stock under employee benefit plans	15	838	—	—	853
Balance, June 30, 2025	$16,935	$376,571	$717,956	$(60,908)	$1,050,554
Net income	—	—	36,714	—	36,714
Other comprehensive income, net of tax	—	—	—	8,342	8,342
Common cash dividends declared, $0.06 per share	—	—	(1,017)	—	(1,017)
Repurchase and cancellation of 115,735 shares of common stock
as a result of a share repurchase program	(116)	(2,547)	(6,330)	—	(8,993)
Stock-based compensation expense	—	687	—	—	687
Issuance of common stock under employee benefit plans	20	608	—	—	628
Balance, September 30, 2025	$16,839	$375,319	$747,323	$(52,566)	$1,086,915

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	26,726	—	26,726
Other comprehensive loss, net of tax	—	—	—	(5,373)	(5,373)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	941	—	—	941
Issuance of common stock under employee benefit plans	58	(598)	—	—	(540)
Balance, March 31, 2024	$16,807	$371,157	$580,710	$(61,332)	$907,342
Net income	—	—	29,114	—	29,114
Other comprehensive loss, net of tax	—	—	—	(368)	(368)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	696	—	—	696
Issuance of common stock under employee benefit plans	18	525	—	—	543
Balance, June 30, 2024	$16,825	$372,378	$608,816	$(61,700)	$936,319
Net income	—	—	27,785	—	27,785
Other comprehensive income, net of tax	—	—	—	12,058	12,058
Common cash dividends declared, $0.06 per share	—	—	(1,012)	—	(1,012)
Stock-based compensation expense	—	235	—	—	235
Issuance of common stock under employee benefit plans	36	1,199	—	—	1,235
Balance, September 30, 2024	$16,861	$373,812	$635,589	$(49,642)	$976,620

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2025 and 2024

	2025	2024

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,530	$83,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,995	6,200
Provision for credit losses	12,582	11,949
Stock-based compensation expense	2,608	1,872
Deferred compensation expense accrued	4,373	4,373
Gains on other real estate owned, net	(35)	(223)
Amortization of premiums on securities, net	(285)	871
Caplet amortization	—	376
Fair value loss on derivatives and trading securities	452	999
Ineffectiveness on fair value hedges	16	16
Loans originated for sale	(60,484)	(57,256)
Proceeds on sales of loans	62,659	60,087
Gains on sales of residential real estate loans	(1,382)	(1,307)
Gains on sales of government guaranteed portions of loans	(107)	(36)
Proceeds from loan securitizations	—	193,520
Net gain on loan securitizations	—	473
Losses on sales and disposals of premises and equipment	6	143
Amortization of intangibles	1,984	2,070
Accretion of acquisition fair value adjustments, net	(451)	(463)
Increase in cash value of bank-owned life insurance	(2,474)	(2,414)
Gain on bank-owned life insurance death benefits	—	(2,232)
Goodwill impairment	—	432
Increase in other assets	(9,722)	(7,628)
Decrease in other liabilities	(22,132)	(28,239)
Net cash provided by provided by operating activities	$86,133	$267,208

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	4,950	22,250
Net (increase) decrease in interest-bearing deposits at financial institutions	5,609	(41,040)
Proceeds from sales of other real estate owned	806	1,687
Activity in securities portfolio:
Purchases	(170,497)	(148,091)
Calls, maturities and redemptions	41,846	35,284
Paydowns	22,046	13,528
Sales	—	445
Activity in restricted investment securities:
Purchases	(4,606)	(6,272)
Redemptions	4,208	8,534
Proceeds from bank-owned life insurance death benefits	—	4,085
Net increase in loans/leases originated and held for investment	(407,482)	(525,328)
Purchase of premises and equipment	(42,863)	(30,542)
Proceeds from sales of premises and equipment	1,845	2
Purchase of swaptions	—	(4,500)
Net cash used in investing activities	$(544,138)	$(669,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	318,881	470,628
Net increase in short-term borrowings	1,050	1,250
Activity in Federal Home Loan Bank advances:
Term advances	—	10,383
Net change in short-term and overnight advances	5,000	(70,000)
Activity in other borrowings:
Proceeds from other borrowings	130,604	—
Prepayments of subordinated notes	(70,000)	—
Proceeds from subordinated notes	70,000	—
Payment of cash dividends on common stock	(3,044)	(4,032)
Proceeds from issuance of common stock, net	356	1,238
Repurchase and cancellation of common stock	(8,993)	—
Net cash provided by financing activities	$443,854	$409,467

Net increase (decrease) in cash and due from banks	(14,151)	6,717

Cash and due from banks, beginning	91,732	97,123
Cash and due from banks, ending	$77,581	$103,840

	2025	2024

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$177,880	$188,761
Income/franchise taxes	635	4,353

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	(2,004)	—
Transfers of loans to other real estate owned	110	486
Transfer of loans to held for sale for securitizations in preparation	—	165,941
Beneficial interests (trading securities) acquired in securitizations	—	36,670
Increase in the fair value of back-to-back interest rate swap assets and liabilities	23,186	73,885
Dividends payable	1,017	—

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025, or for any other period.

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

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries which include the accounts of four commercial banks:  QCBT, CRBT, CSB and GB. All four banks are state-chartered commercial banks and all are members of the Federal Reserve system. The Company has historically engaged in direct financing lease contracts through m2, a wholly owned subsidiary of QCBT. Since the third quarter of 2024, m2 has discontinued offering new loans and leases.  Additionally, the Company also engages in wealth management services through its banking subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2025 and December 31, 2024 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
September 30, 2025:
Securities HTM:
Municipal securities	$924,179	$(254)	$17,002	$(119,656)	$821,271
Corporate securities	29,149	(8)	3,583	—	32,724
Other securities	1,050	(1)	—	—	1,049
	$954,378	$(263)	$20,585	$(119,656)	$855,044

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,076	$—	$2	$(1,870)	$14,208
Residential mortgage-backed and related securities	60,800	—	245	(3,937)	57,108
Municipal securities	203,826	—	31	(42,367)	161,490
Asset-backed securities	4,822	—	96	—	4,918
Corporate securities	34,688	—	109	(1,172)	33,625
	$320,212	$—	$483	$(49,346)	$271,349

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$806,992	$(254)	$23,292	$(63,164)	$766,866
Corporate securities	28,018	(8)	4,665	—	32,675
Other securities	1,050	(1)	—	(7)	1,042
	$836,060	$(263)	$27,957	$(63,171)	$800,583

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,113	$—	$7	$(2,529)	$20,591
Residential mortgage-backed and related securities	55,641	—	3	(5,602)	50,042
Municipal securities	204,664	—	—	(40,089)	164,575
Asset-backed securities	9,053	—	171	—	9,224
Corporate securities	38,866	—	4	(2,193)	36,677
	$331,337	$—	$185	$(50,413)	$281,109

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025, and December 31, 2024, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2025:
Securities HTM:
Municipal securities	$176,393	$(59,388)	$291,912	$(60,268)	$468,305	$(119,656)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$—	$—	$13,607	$(1,870)	$13,607	$(1,870)
Residential mortgage-backed and related securities	4,560	(51)	33,832	(3,886)	38,392	(3,937)
Municipal securities	1,421	(19)	157,552	(42,348)	158,973	(42,367)
Corporate securities	480	(1)	24,679	(1,171)	25,159	(1,172)
	$6,461	$(71)	$229,670	$(49,275)	$236,131	$(49,346)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$162,914	$(14,382)	$253,818	$(48,782)	$416,732	$(63,164)
Other securities	500	—	543	(7)	1,043	(7)
	$163,414	$(14,382)	$254,361	$(48,789)	$417,775	$(63,171)

Securities AFS:
U.S. govt. sponsored agency securities	$6,522	$(2)	$13,369	$(2,527)	$19,891	$(2,529)
Residential mortgage-backed and related securities	1,337	(24)	48,520	(5,578)	49,857	(5,602)
Municipal securities	798	(6)	163,777	(40,083)	164,575	(40,089)
Corporate securities	—	—	35,712	(2,193)	35,712	(2,193)
	$8,657	$(32)	$261,378	$(50,381)	$270,035	$(50,413)

As of September 30, 2025, the investment portfolio included 680 securities. Of this number, 518 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 13.3% of the total amortized cost of the portfolio. Of these 518 securities, there were 451 securities that were in an unrealized loss position for twelve months or more. Management has concluded unrealized losses as of September 30, 2025 were temporary due to the changing interest rate environment.

During 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand in the first quarter of 2023 and established an ACL on the related AFS security. In 2024, the remaining ACL on the related AFS security was removed as the security had been sold.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025					September 30, 2024
	Securities HTM				Securities AFS	Securities HTM			Securities AFS
	Municipal	Corporate	Other		Corporate	Municipal	Other		Corporate
	securities	securities	securities	Total	securities	securities	securities	Total	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$254	$8	$1	$263	$—	$202	$1	$203	$—
Provision	—	—	—	—	—	—	—	—	—
Balance, ending	$254	$8	$1	$263	$—	$202	$1	$203	$—

	Nine Months Ended
	September 30, 2025					September 30, 2024
	Securities HTM				Securities AFS	Securities HTM			Securities AFS
	Municipal	Corporate	Other		Corporate	Municipal	Other		Corporate
	securities	securities	securities	Total	securities	securities	securities	Total	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$254	8	$1	$263	$—	$202	$1	$203	$989
Reduction due to sales	—	—	—	—	—	—	—	—	(544)
Provision for credit loss expense	—	—	—	—	—	—	—	—	(445)
Balance, ending	$254	8	$1	$263	$—	$202	$1	$203	$—

Trading securities had a fair value of $83.2 million as of September 30, 2025 and $83.5 million as of December 31, 2024 and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2023 and 2024. The change in fair value on trading securities for the nine months ended September 30, 2025 was a net gain of $530 thousand. The change in market value on trading securities for the nine months ended September 30, 2024 was a net gain of $53 thousand. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications during both the nine months ended September 30, 2025 and 2024.

There were no sales of securities during both the three and nine months ended September 30, 2025.  There were no sales of securities during the three months ended September 30, 2024. There was one security sold during the nine months ended September 30, 2024 which was identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of securities, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

(dollars in thousands)

Proceeds from sales of securities	$—	$—	$—	$445
Gross gains from sales of securities	—	—	—	—
Gross losses from sales of securities	—	—	—	—

The amortized cost and fair value of securities as of September 30, 2025 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$484	$483
Due after one year through five years	27,449	25,855
Due after five years	926,445	828,706
	$954,378	$855,044
Securities AFS:
Due in one year or less	$380	$378
Due after one year through five years	19,710	19,153
Due after five years	234,500	189,792
	254,590	209,323
Residential mortgage-backed and related securities	60,800	57,108
Asset-backed securities	4,822	4,918
	$320,212	$271,349

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of September 30, 2025:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$250,094	$32,724
Corporate securities	29,149	244,198
	$279,243	$276,922

Securities AFS:
Municipal securities	$203,682	$161,355
Corporate securities	33,721	32,648
	$237,403	$194,003

As of September 30, 2025, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 80 issuers with fair values totaling $106.0 million and revenue bonds, issued by 162 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $875.6 million. The Company also held investments in general obligation bonds in 18 states, including 9 states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

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

The Company monitors the investments and concentration closely. Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2025 and December 31, 2024, the Company did not hold general obligation bonds of any single issuer, that in aggregate exceed 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of September 30, 2025, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2025, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

The following table summarizes the fair value of investment securities pledged and held under derivatives, public deposits, short-term borrowings and other borrowings as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(dollars in thousands)
Derivatives:
U.S. govt. sponsored agency securities	$11,188	$6,222
Residential mortgage-backed and related securities	24,078	18,132
Municipal securities	143,057	151,107
	178,323	175,461
Public deposits:
U.S. govt. sponsored agency securities	1,331	1,481
Residential mortgage-backed and related securities	2,151	2,022
	3,482	3,503
Short-term borrowings:
U.S. govt. sponsored agency securities	—	693
Residential mortgage-backed and related securities	—	8,564
	—	9,257
Other borrowings:
Municipal securities*	183,360	—
	183,360	—
Total investments pledged:
U.S. govt. sponsored agency securities	12,519	8,396
Residential mortgage-backed and related securities	26,229	28,718
Municipal securities	326,417	151,107
	$365,165	$188,221

* Municipal securities with an amortized cost of $200.3 million were pledged on secured borrowings as of September 30, 2025.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2025 and December 31, 2024 is presented as follows:

	September 30, 2025	December 31, 2024

	(dollars in thousands)
C&I:
C&I - revolving	$386,674	$387,991
C&I - other *	1,330,668	1,514,932
	1,717,342	1,902,923

CRE - owner occupied	586,578	605,993
CRE - non-owner occupied	1,053,732	1,077,852
Construction and land development	1,544,765	1,313,543
Multi-family	1,503,596	1,132,110
Direct financing leases**	11,090	17,076
1-4 family real estate***	599,838	588,179
Consumer	161,980	146,728
	7,178,921	6,784,404
Allowance for credit losses	(88,770)	(89,841)
	$7,090,151	$6,694,563
** Direct financing leases:
Net minimum lease payments to be received	$11,822	$18,506
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(897)	(1,595)
	11,090	17,076
Less allowance for credit losses	(57)	(580)
	$11,033	$16,496

*      Includes equipment financing agreements outstanding through m2, totaling $206.9 million and $303.2 million as of September 30, 2025 and December 31, 2024, respectively.

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

***  Includes residential real estate loans held for sale totaling $1.5 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $32.2 million and $30.9 million at September 30, 2025 and December 31, 2024, respectively, and was included in Other Assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the three and nine months ended September 30, 2025 and 2024, respectively, are presented as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	Performing	Performing	Performing	Performing
	Loans	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(2,021)	$(3,271)	$(2,310)	$(3,891)
Accretion recognized	139	474	428	1,094
Balance at the end of the period	$(1,882)	$(2,797)	$(1,882)	$(2,797)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2025 and December 31, 2024 is presented as follows:

	As of September 30, 2025
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$383,700	$2,974	$—	$—	$—	$386,674
C&I - other	1,293,863	8,293	2,292	7	26,213	1,330,668
CRE - owner occupied	582,433	1,545	—	—	2,600	586,578
CRE - non-owner occupied	1,050,478	—	—	—	3,254	1,053,732
Construction and land development	1,540,599	48	—	—	4,118	1,544,765
Multi-family	1,501,263	—	—	—	2,333	1,503,596
Direct financing leases	10,649	29	—	—	412	11,090
1-4 family real estate	596,084	306	499	36	2,913	599,838
Consumer	161,492	161	3	—	324	161,980
	$7,120,561	$13,356	$2,794	$43	$42,167	$7,178,921

As a percentage of total loan/lease portfolio	99.19%	0.18%	0.04%	0.00%	0.59%	100.00%

	As of December 31, 2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I
C&I - revolving	$387,767	$30	$—	$—	$194	$387,991
C&I - other	1,474,729	13,159	2,931	2	24,111	1,514,932
CRE - owner occupied	604,550	173	454	—	816	605,993
CRE - non-owner occupied	1,074,541	85	—	—	3,226	1,077,852
Construction and land development	1,300,893	8	—	4,188	8,454	1,313,543
Multi-family	1,132,110	—	—	—	—	1,132,110
Direct financing leases	16,622	60	135	—	259	17,076
1-4 family real estate	579,943	4,910	539	80	2,707	588,179
Consumer	146,172	235	8	—	313	146,728
	$6,717,327	$18,660	$4,067	$4,270	$40,080	$6,784,404

As a percentage of total loan/lease portfolio	99.01%	0.28%	0.06%	0.06%	0.59%	100.00%

NPLs by classes of loans/leases as of September 30, 2025 and December 31, 2024 are presented as follows:

	As of September 30, 2025
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	7	24,749	1,464	26,220	62
CRE - owner occupied	—	800	1,800	2,600	6
CRE - non-owner occupied	—	2,708	546	3,254	8
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	5
Direct financing leases	—	412	—	412	1
1-4 family real estate	36	2,589	324	2,949	7
Consumer	—	324	—	324	1
	$43	$38,033	$4,134	$42,210	100%

	As of December 31, 2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$193	$1	$194	-%
C&I - other	2	20,849	3,262	24,113	54
CRE - owner occupied	—	816	—	816	2
CRE - non-owner occupied	—	2,686	540	3,226	7
Construction and land development	4,188	—	8,454	12,642	29
Multi-family	—	—	—	—	-
Direct financing leases	—	259	—	259	1
1-4 family real estate	80	2,366	341	2,787	6
Consumer	—	313	—	313	1
	$4,270	$27,482	$12,598	$44,350	100%

The Company did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2025 and 2024.

Changes in the ACL on loans/leases by portfolio segment for the three and nine months ended September 30, 2025 and 2024, respectively, are presented as follows:

	Three Months Ended September 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,797	$29,522	$6,741	$10,626	$17,945	$13,542	$4,980	$1,579	$88,732
Provision	153	3,042	(403)	636	(959)	1,844	(183)	95	4,225
Charge-offs	(390)	(4,211)	(87)	—	—	—	—	(58)	(4,746)
Recoveries	78	449	—	—	—	—	26	6	559
Balance, ending	$3,638	$28,802	$6,251	$11,262	$16,986	$15,386	$4,823	$1,622	$88,770

	Nine Months Ended September 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,856	$34,002	$7,147	$11,137	$15,099	$12,173	$4,934	$1,493	$89,841
Provision	94	9,113	(809)	115	1,804	3,213	(111)	216	13,635
Charge-offs	(390)	(15,559)	(87)	10	—	—	(26)	(128)	(16,180)
Recoveries	78	1,246	—	—	83	—	26	41	1,474
Balance, ending	$3,638	$28,802	$6,251	$11,262	$16,986	$15,386	$4,823	$1,622	$88,770

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $423 thousand, negative provision of $41 thousand, charge-offs of $12 thousand and recoveries of $9 thousand. ACL on leases was $379 thousand as of September 30, 2025.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $580 thousand, provision of $13 thousand, charge-offs of $233 thousand and recoveries of $19 thousand. ACL on leases was $379 thousand as of September 30, 2025.

	Three Months Ended September 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,699	$30,544	$8,053	$12,376	$12,054	$14,257	$5,203	$1,520	$87,706
Change in ACL for writedown of LHFS to fair value	—	—	—	—	—	(1,812)	—	—	(1,812)
Provision	235	2,159	(472)	(330)	2,371	649	(773)	(11)	3,828
Charge-offs	—	(3,040)	(10)	—	—	(800)	—	(21)	(3,871)
Recoveries	—	443	—	—	—	—	22	5	470
Balance, ending	$3,934	$30,106	$7,571	$12,046	$14,425	$12,294	$4,452	$1,493	$86,321

	Nine Months Ended September 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200
Change in ACL for writedown of LHFS to fair value	—	—	—	—	—	(4,691)	—	—	(4,691)
Provisions	(290)	9,855	(642)	465	(2,431)	5,322	(464)	92	11,907
Charge-offs	—	(8,259)	(10)	—	—	(800)	(24)	(89)	(9,182)
Recoveries	—	1,050	—	—	—	—	23	14	1,087
Balance, ending	$3,934	$30,106	$7,571	$12,046	$14,425	$12,294	$4,452	$1,493	$86,321

*    Included within the C&I – Other column are ACL on leases with a beginning balance of $800 thousand, negative provision of $21 thousand, charge-offs of $104 thousand and recoveries of $17 thousand. ACL on leases was $692 thousand as of September 30, 2024.

**  Included within the C&I – Other column are ACL on leases with a beginning balance of $992 thousand, provision of $195 thousand, charge-offs of $193 thousand and recoveries of $88 thousand. ACL on leases was $692 thousand as of September 30, 2024.

The composition of the ACL on loans/leases by portfolio segment based on evaluation method as of September 30, 2025 and December 31, 2024 are as follows:

	As of September 30, 2025
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$4,573	$382,101	$386,674	$—	$3,638	$3,638
C&I - other*	32,559	1,309,199	1,341,758	8,542	20,260	28,802
	37,132	1,691,300	1,728,432	8,542	23,898	32,440
CRE - owner occupied	25,639	560,939	586,578	1,500	4,751	6,251
CRE - non-owner occupied	7,458	1,046,274	1,053,732	1,648	9,614	11,262
Construction and land development	4,681	1,540,084	1,544,765	1,267	15,719	16,986
Multi-family	2,349	1,501,247	1,503,596	116	15,270	15,386
1-4 family real estate	3,417	596,421	599,838	300	4,523	4,823
Consumer	367	161,613	161,980	40	1,582	1,622
	$81,043	$7,097,878	$7,178,921	$13,413	$75,357	$88,770

*   Included within the C&I – other category are leases individually evaluated of $412 thousand with a related allowance for credit losses of $62 thousand and leases collectively evaluated of $10.7 million with a related allowance for credit losses of $317 thousand as of September 30, 2025.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$4,573	$—	$—	$—	$—	$—	$—	$4,573
C&I - other*	7,323	—	—	—	4,760	9,074	11,402	32,559
	11,896	—	—	—	4,760	9,074	11,402	37,132
CRE - owner occupied	—	25,594	—	45	—	—	—	25,639
CRE - non-owner occupied	—	—	7,458	—	—	—	—	7,458
Construction and land development	—	—	4,681	—	—	—	—	4,681
Multi-family	—	—	2,349	—	—	—	—	2,349
1-4 family real estate	—	—	183	3,234	—	—	—	3,417
Consumer	—	—	—	356	—	—	11	367
	$11,896	$25,594	$14,671	$3,635	$4,760	$9,074	$11,413	$81,043

*   Included within the C&I – other category are leases individually evaluated of $412 thousand with primary collateral of equipment.

	As of December 31, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,404	$—	$—	$—	$—	$—	$—	$3,404
C&I - other*	3,868	—	506	—	4,760	14,197	14,809	38,140
	7,272	—	506	—	4,760	14,197	14,809	41,544
CRE - owner occupied	—	26,760	—	62	—	—	—	26,822
CRE - non-owner occupied	—	—	18,163	—	—	—	—	18,163
Construction and land development	—	—	13,346	—	—	—	—	13,346
Multi-family	—	—	23	—	—	—	—	23
1-4 family real estate	—	—	176	3,287	—	—	—	3,463
Consumer	—	—	34	394	—	—	15	443
	$7,272	$26,760	$32,248	$3,743	$4,760	$14,197	$14,824	$103,804

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of September 30, 2025:

	As of September 30, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$376,650	$376,650
Special Mention	—	—	—	—	—	—	5,451	5,451
Substandard	—	—	—	—	—	—	4,573	4,573
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$386,674	$386,674

C&I - other
Pass	$193,886	$184,251	$303,324	$167,862	$64,491	$171,237	$—	$1,085,051
Special Mention	6,604	2,428	503	1,683	2,657	1,580	—	15,455
Substandard	4,396	12,487	685	779	167	4,772	—	23,286
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$204,886	$199,166	$304,512	$170,324	$67,315	$177,589	$—	$1,123,792

CRE - owner occupied
Pass	$83,921	$48,185	$84,304	$86,297	$87,716	$133,294	$7,408	$531,125
Special Mention	102	—	16,669	7,594	7,698	1,888	—	33,951
Substandard	1,534	1,959	114	242	403	17,250	—	21,502
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$85,557	$50,144	$101,087	$94,133	$95,817	$152,432	$7,408	$586,578

CRE - non-owner occupied
Pass	$204,991	$164,497	$155,344	$214,576	$140,977	$110,292	$37,588	$1,028,265
Special Mention	5,187	1,012	202	8,981	2,412	215	—	18,009
Substandard	3,766	78	2,664	—	546	404	—	7,458
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$213,944	$165,587	$158,210	$223,557	$143,935	$110,911	$37,588	$1,053,732

Construction and land development
Pass	$213,295	$553,984	$570,896	$109,913	$48,477	$260	$41,940	$1,538,765
Special Mention	—	1,525	—	—	71	—	—	1,596
Substandard	194	4,118	92	—	—	—	—	4,404
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$213,489	$559,627	$570,988	$109,913	$48,548	$260	$41,940	$1,544,765

Multi-family
Pass	$262,579	$126,683	$185,265	$368,806	$197,240	$360,609	$65	$1,501,247
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,333	—	—	—	16	—	—	2,349
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$264,912	$126,683	$185,265	$368,806	$197,256	$360,609	$65	$1,503,596

1-4 family real estate
Pass	$97,620	$100,331	$100,016	$75,385	$98,074	$118,088	$4,719	$594,233
Special Mention	1,521	166	—	—	531	7	—	2,225
Substandard	147	13	286	629	586	1,529	190	3,380
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$99,288	$100,510	$100,302	$76,014	$99,191	$119,624	$4,909	$599,838

Consumer
Pass	$19,844	$4,766	$4,623	$3,550	$795	$1,596	$126,376	$161,550
Special Mention	—	—	—	—	—	—	63	63
Substandard	—	—	268	35	—	21	43	367
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$19,844	$4,766	$4,891	$3,585	$795	$1,617	$126,482	$161,980

Total	$1,101,920	$1,206,483	$1,425,255	$1,046,332	$652,857	$923,042	$605,066	$6,960,955

	As of September 30, 2025
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$1,742	$82,526	$70,360	$33,974	$8,676	$1,010	$—	$198,288
Nonperforming	—	1,212	3,750	2,330	1,232	64	—	8,588
Total C&I - other	$1,742	$83,738	$74,110	$36,304	$9,908	$1,074	$—	$206,876

Direct financing leases
Performing	$291	$628	$5,289	$3,559	$730	$181	$—	$10,678
Nonperforming	—	—	66	337	5	4	—	412
Total Direct financing leases	$291	$628	$5,355	$3,896	$735	$185	$—	$11,090

Total	$2,033	$84,366	$79,465	$40,200	$10,643	$1,259	$—	$217,966

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025							Nine Months Ended September 30, 2025
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2025	2024	2023	2022	2021	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	390	—	—	—	—	$390	$—	390	—	—	—	—	$390
C&I - other	—	1,373	1,163	1,010	614	39	4,199	500	4,740	3,834	4,738	1,365	149	15,326
CRE - owner occupied	—	—	—	—	87	—	87	—	—	—	—	87	—	87
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	10	2	12	—	136	39	40	10	8	233
1-4 family real estate	—	—	—	—	—	—	—	—	3	—	23	—	—	26
Consumer	—	34	22	—	1	1	58	—	47	79	—	1	1	128
	$—	$1,797	$1,185	$1,010	$712	$42	$4,746	$500	$5,316	$3,952	$4,801	$1,463	$148	$16,180

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

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024							Nine Months Ended September 30, 2024
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2025	2024	2023	2022	2021	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	—	—	879	1,375	632	50	2,936	—	7	1,763	4,234	1,724	338	8,066
CRE - owner occupied	—	—	—	—	—	10	10	—	—	—	—	—	10	10
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	800	—	800	—	—	—	—	800	—	800
Direct financing leases	—	—	—	67	—	37	104	—	—	—	77	24	92	193
1-4 family real estate	—	—	—	—	—	—	—	—	—	21	—	—	3	24
Consumer	—	10	6	1	—	4	21	—	10	7	42	11	19	89
	$—	$10	$885	$1,443	$1,432	$101	$3,871	$—	$17	$1,791	$4,353	$2,559	$462	$9,182

There were no loan and lease modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025. Any loan and lease modifications to borrowers experiencing financial difficulty during 2024 were deemed immaterial.

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2025 and 2024 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(dollars in thousands)

Balance, beginning	$7,140	$10,360	$8,273	$9,529
Provisions (credited) to expense	80	(344)	(1,053)	487
Balance, ending	$7,220	$10,016	$7,220	$10,016

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

In August 2025, the Company securitized $200.3 million of HTM municipal securities. The securitization was comprised of Class A Certificates of $134.2 million and Class B Certificates of $66.1 million. The Class A Certificates were sold to third party investors, and the Class B Certificates were retained by the Company. The Class B Certificates provide the first loss support and are subordinate to the Class A Certificates. In order to execute this transaction, the Company created a new bankruptcy-remote special purpose entity (a “Sponsor SPE”), through which the transaction was executed, and which is consolidated by the Company. Based on the structure of the transaction, the Company retains effective control of the $200.3 million of HTM municipal securities and accounts for the transaction as a secured borrowing. The full $200.3 million of HTM municipal securities will remain on the balance sheet denoted as collateralizing the borrowing and the $134.2 million of the Class A Certificates sold to third party investors is accounted for as a secured term borrowing and classified with other borrowings on the Company’s consolidated balance sheet.

At September 30, 2025, the Company determined it was not the primary beneficiary of the various external VIEs involved in these securitizations primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s total assets related to the VIEs as of September 30, 2025 and December 31, 2024 were $83.2 million and $83.5 million, respectively and there were no liabilities recorded. The Company’s maximum exposure to loss associated with these VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of September 30, 2025, the Company’s maximum exposure to loss related to the VIEs was $85.5 million.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$691	$1,905
Interest rate collars	5	—
Unhedged Derivatives
Interest rate caps	—	118
Swaptions	134	998
Interest rate swaps	206,945	183,760
	$207,775	$186,781

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$(21,218)	$(30,623)
Interest rate collars	(240)	(105)
Fair Value Hedges
Interest rate swaps	(2,339)	(335)
Unhedged Derivatives
Interest rate swaps	(206,945)	(183,760)
	$(230,742)	$(214,823)

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

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	September 30, 2025	December 31, 2024
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	6.13%	4.54%	$156	$427
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	6.05%	4.75%	73	197
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	6.05%	4.75%	57	153
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.43%	5.17%	49	132
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	7.41%	5.85%	164	443
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	7.41%	5.85%	131	353
Guaranty Statutory Trust II	5/23/2019	2/23/2026	Derivatives - Assets	10,310	5.91%	4.09%	61	200
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	4.02%	4.02%	(1,051)	(50)
				$114,310			$(360)	$1,855

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	September 30, 2025	December 31, 2024
(dollars in thousands)

Loans	10/1/2022	10/1/2026	Derivatives - Assets (Liabilities)	$50,000	4.40%	2.44%	$5	$(105)

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2025	December 31, 2024
(dollars in thousands)

3/1/2020	3/3/2025	Derivatives - Assets	$25,000	1.90%	$-	$118

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

					Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2025		December 31, 2024
(dollars in thousands)

7/30/2024	7/30/2025	Derivatives - Assets	$77,600	2.13%	$	N/A	$37
7/30/2024	7/30/2025	Derivatives - Assets	33,100	2.62%		N/A	54
7/30/2024	7/30/2025	Derivatives - Assets	28,254	2.12%		N/A	48
7/30/2024	7/30/2025	Derivatives - Assets	66,247	2.63%		N/A	33
7/30/2024	1/29/2026	Derivatives - Assets	20,750	2.63%		7	102
7/30/2024	1/29/2026	Derivatives - Assets	41,700	2.13%		3	77
7/30/2024	1/30/2026	Derivatives - Assets	36,546	2.14%		3	70
7/30/2024	1/30/2026	Derivatives - Assets	18,453	2.64%		7	93
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.64%		38	140
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.14%		22	116
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%		20	103
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%		34	125
			$408,801			$134	$998

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2025	December 31, 2024
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	4.43%	$(3,852)	$(5,445)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	4.43%	(5,503)	(7,779)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	4.43%	(4,411)	(6,233)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	4.43%	(2,772)	(3,916)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	4.43%	(363)	(720)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.43%	(1,209)	(2,400)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	4.43%	(847)	(1,680)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.43%	(1,210)	(2,400)
				$300,000			$(20,167)	$(30,573)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate deposits.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collars are designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	September 30, 2025	December 31, 2024
(dollars in thousands)

Deposits	5/1/2025	11/1/2027	Derivatives - Liabilities	$50,000	4.40%	2.24%	$(50)	$	N/A
Deposits	5/1/2025	5/1/2028	Derivatives - Liabilities	50,000	4.40%	2.24%	(79)		N/A
Deposits	5/1/2025	11/1/2028	Derivatives - Liabilities	50,000	4.40%	2.43%	(111)		N/A
				$150,000			$(240)	$	N/A

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2025		December 31, 2024
(dollars in thousands)

Loans	7/12/2023	8/1/2025	Derivatives - Liabilities	$15,000	4.30%	4.60%	$	N/A	$(35)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	25,000	4.30%	4.38%		(40)	(77)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	15,000	4.30%	4.38%		(24)	(46)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	20,000	4.30%	4.38%		(32)	(61)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	30,000	4.30%	4.21%		(139)	(79)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	15,000	4.30%	4.21%		(70)	(40)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	20,000	4.30%	4.21%		(93)	(53)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	32,500	4.30%	4.08%		(263)	(44)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	15,000	4.30%	4.08%		(121)	(20)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	20,000	4.30%	4.08%		(162)	(27)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	32,500	4.30%	3.98%		(358)	14
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	15,000	4.30%	3.98%		(165)	6
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	25,000	4.30%	3.98%		(275)	11
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	30,000	4.30%	3.90%		(397)	77
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	15,000	4.30%	3.90%		(200)	39
				$325,000				$(2,339)	$(335)

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

Interest rate swaps that were not designated as hedging instruments as of September 30, 2025 and December 31, 2024 are summarized as follows:

	As of September 30, 2025		As of December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$4,629,217	$206,945	$4,148,306	$183,760
Non-Hedging Interest Rate Derivatives Liabilities:	-
Interest rate swap contracts	$4,629,217	$206,945	$4,148,306	$183,760

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$125,015	$60,216	$125,420	$65,698

The effects of cash flow hedging:
Gain (loss) on interest rate caps and collars on deposits	-	-	-	(1,029)
Gain (loss) on interest rate swaps on debt	-	(214)	-	(339)
Loss on interest rate swaps and collars on loans	(2,144)	-	(3,000)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	176	-	968	-

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$361,935	$175,068	$360,215	$189,631

The effects of cash flow hedging:
Gain (loss) on interest rate caps and collars on deposits	-	(117)	-	(3,184)
Gain (loss) on interest rate swaps on debt	-	(633)	-	(1,012)
(Gain) loss on interest rate swaps and collars on loans	(6,336)	-	(8,961)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	511	-	2,930	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	September 30, 2025	December 31, 2024

	(dollars in thousands)

Cash	$51,511	$39,431
U.S. govt. sponsored agency securities	11,188	6,222
Municipal securities	143,057	151,107
Residential mortgage-backed and related securities	24,078	18,132
	$229,834	$214,892

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

NOTE 6 – OTHER BORROWINGS

In August 2025, the Company pledged a portion of its HTM municipal securities in exchange for term borrowings through a repurchase agreement. The repurchase agreements are reported as secured borrowings, as the Company maintains effective control of the financed assets. The secured borrowing has a fixed rate of 4.0% until the remarketing date of July 1, 2028. The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured other borrowings on the Company's consolidated balance sheets for September 30, 2025 and December 31, 2024.

Refer to Note 2 to the Consolidated Financial Statements for collateral pledged and held under our repurchase agreements.

	Amount Outstanding	Interest Rate	Amount Outstanding		Interest Rate
	as of September 30, 2025	as of September 30, 2025	as of December 31, 2024		as of December 31, 2024		Maturity Date

	(dollars in thousands)

Repurchase agreement	$134,190	4.00%	$	n/a	n/a	%	1/1/2055
Issuance costs	(3,581)			n/a
Total other borrowings	$130,609		$	n/a

NOTE 7 – SUBORDINATED NOTES

2025 Issuance of Subordinated Notes

On September 15, 2025, the Company completed private placements of $70.0 million in aggregate principal amount subordinated notes.  The private placements were issued in two tranches consisting of $50.0 million in aggregate principal amount of 6.875% Fixed-to-Floating Rate Subordinated Notes due September 2035 (the “2035 Notes”) and $20.0 million in aggregate principal amount of 7.225% Fixed-to-Floating Subordinated Notes due September 2037 (the “2037 Notes”).

The 2035 Notes will bear interest at a fixed rate of 6.875% per year from, and including, September 15, 2025 to, but excluding, September 15, 2030. From, and including, September 15, 2030 to, but excluding, the stated maturity date of September 15, 2035 (or earlier redemption date) the interest rate will reset quarterly to a floating rate, which is expected to be the then current three-month term SOFR plus 350 basis points.  The 2035 Notes are redeemable, in whole or in part, at the Company’s option on or after September 15, 2030, or earlier upon the occurrence of certain events.

The 2037 Notes will bear interest at a fixed rate of 7.225% per year from, and including, September 15, 2025 to, but excluding, September 15, 2032. From, and including, September 15, 2032 to, but excluding, the stated maturity date of September 15, 2037 (or earlier redemption date) the interest rate will reset quarterly to a floating rate, which is expected to be the then current three-month term SOFR plus 375 basis points.  The 2037 Notes are redeemable, in whole or in part, at the Company’s option on or after September 15, 2032, or earlier upon the occurrence of certain events.

Redemption of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030

On July 25, 2025, the Company issued a notice of full redemption pursuant to that certain Additional Paying Agent and Co-Registrar Agreement, dated as of September 22, 2020, between GFED, as original issuer, and Wilmington Trust, National Association, as paying agent and co-registrar (“Wilmington”), as supplemented by that certain First Supplemental to Additional Paying Agent and Co-Registrar Agreement and Note, dated as of April 1, 2022, by and between Wilmington, the Company, as successor issuer, and GFED, governing the Company’s 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”).

The Company redeemed all $20.0 million of the outstanding 2030 Notes on September 30, 2025 (the “2030 Note Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the 2030 Notes, plus accrued and unpaid interest thereon to, but excluding the 2030 Note Redemption Date, in an aggregate amount of $20.5 million.

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

The Company redeemed all $50.0 million of the outstanding MW Note on September 15, 2025 (the “MW Note Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the MW Note, plus accrued and unpaid interest thereon to, but excluding, the MW Note Redemption Date, in an aggregate amount of $50.6 million.

NOTE 8 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)				(dollars in thousands)

Computed "expected" tax expense	$8,517	21.0%	$6,264	21.0%	$20,419	21.0%	$18,773	21.0%
Tax exempt income, net	(4,993)	(12.3)	(4,204)	(14.1)	(14,016)	(14.4)	(11,965)	(13.4)
Bank-owned life insurance	(200)	(0.5)	(171)	(0.6)	(520)	(0.5)	(975)	(1.1)
State income taxes, net of federal benefit, current year	1,407	3.5	1,084	3.6	2,751	2.8	3,186	3.6
Tax credits	(336)	(0.8)	(26)	(0.1)	(1,131)	(1.2)	(77)	(0.1)
Income from tax credit equity investments	(427)	(1.1)	(546)	(1.8)	(1,278)	(1.3)	(1,639)	(1.8)
Excess tax benefit on stock options exercised and restricted stock awards vested	(111)	(0.3)	(310)	(1.0)	(637)	(0.7)	(834)	(0.9)
Other	(13)	(0.0)	(46)	(0.1)	116	0.2	(698)	(0.8)
Federal and state income tax expense	$3,844	9.5%	$2,045	6.9%	$5,704	5.9%	$5,771	6.5%

The effective tax rate for the first nine months of 2025 was at 6%, down from 7% in the first nine months of 2024. The decline was primarily due to a combination of new state tax credit investments and lower pre-tax income from lower capital markets revenue. Given a more normalized mix of revenue, the Company’s effective tax rate increased in the third quarter of 2025.

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

The following table summarizes the impact to the Consolidated Statements of Income relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(dollars in thousands)			(dollars in thousands)

Tax credits recognized	$2,647	$2,587	$2,159	$7,942	$6,478
Other tax benefits recognized	495	492	671	1,483	2,013
Amortization	(2,254)	(2,191)	(2,076)	(6,638)	(6,229)
Net benefit included in income tax	888	888	754	2,787	2,262

Other income	—	—	—	—	—
Allocated income on investments	—	—	—	—	—
Net benefit included in noninterest income	—	—	—	—	—

Net benefit included in the Consolidated Statements of Income	$888	$888	$754	$2,787	$2,262

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and nine months ending September 30, 2025 and 2024.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act”, into law.  The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.  These changes were reflected in the income tax provision for the three and nine months ended September 30, 2025.  The restoration of immediate expensing for research and development and 100% bonus depreciation resulted in adjustment to the Company’s deferred tax assets and liabilities. The Company expects these provisions to continue to favorably impact its effective tax rate and cash tax payments in future periods.

NOTE 9 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands, except share data)

Net income	$36,714	$27,785	$91,530	$83,625

Basic EPS	$2.17	$1.65	$5.41	$4.97
Diluted EPS	$2.16	$1.64	$5.38	$4.94

Weighted average common shares outstanding	16,919,785	16,846,200	16,916,371	16,814,787
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	95,945	136,200	95,506	123,522
Weighted average common and common equivalent shares outstanding	17,015,730	16,982,400	17,011,877	16,938,309

NOTE 10 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
September 30, 2025:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$14,208	$—	$14,208	$—
Residential mortgage-backed and related securities	57,108	—	57,108	—
Municipal securities	161,490	—	161,490	—
Asset-backed securities	4,918	—	4,918	—
Corporate securities	33,625	—	33,625	—
Securities trading	83,225	—	—	83,225
Derivatives	207,775	—	207,775	—
Total assets measured at fair value	$562,349	$—	$479,124	$83,225

Derivatives	$230,742	$—	$230,742	$—
Total liabilities measured at fair value	$230,742	$—	$230,742	$—

December 31, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,591	$—	$20,591	$—
Residential mortgage-backed and related securities	50,042	—	50,042	—
Municipal securities	164,575	—	164,575	—
Asset-backed securities	9,224	—	9,224	—
Corporate securities	36,677	—	36,677	—
Securities trading	83,529	—	—	83,529
Derivatives	186,781	—	186,781	—
Total assets measured at fair value	$551,419	$—	$467,890	$83,529

Derivatives	$214,823	$—	$214,823	$—
Total liabilities measured at fair value	$214,823	$—	$214,823	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of September 30, 2025, the discount rates ranged from 3.22% to 6.23%.

Changes in fair value of trading securities for the three and nine months ended September 30, 2025 and 2024, respectively, are presented as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(dollars in thousands)

Balance at the beginning of the period	$82,900	$22,362	$83,529	$22,369
Trading securities purchased	—	36,670	—	36,670
Paydowns	(42)	—	(123)	—
Premium amortization	(240)	(147)	(711)	(407)
Fair value gain (loss)	607	(200)	530	53
Balance at the end of the period	$83,225	$58,685	$83,225	$58,685

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

Assets measured at fair value on a non-recurring basis comprised the following at September 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

September 30, 2025:
Loans/leases evaluated individually	$48,207	$—	$—	$48,207
OREO	—	—	—	—
	$48,207	$—	$—	$48,207

December 31, 2024:
Loans/leases evaluated individually	$54,434	$—	$—	$54,434
OREO	714	—	—	714
	$55,148	$—	$—	$55,148

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2025	2024	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$48,207	$54,434	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	—	714	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and nine months ended September 30, 2025 and 2024.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2025		As of December 31, 2024
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$77,581	$77,581	$91,732	$91,732
Federal funds sold	Level 2	22,200	22,200	27,150	27,150
Interest-bearing deposits at financial institutions	Level 2	137,833	137,833	143,442	143,442
Investment securities:
HTM	Level 2	954,115	855,044	835,797	800,583
AFS	Level 2	271,349	271,349	281,109	281,109
Trading	Level 3	83,225	83,225	83,529	83,529
Loans/leases receivable, net	Level 3	50,402	48,207	50,402	54,434
Loans/leases receivable, net	Level 2	7,039,749	6,791,653	6,644,161	6,325,156
Derivatives	Level 2	207,775	207,775	186,781	186,781

Deposits:
Nonmaturity deposits	Level 2	6,138,705	6,138,705	5,835,362	5,835,362
Time deposits	Level 2	1,241,363	1,241,426	1,225,825	1,222,482
Short-term borrowings	Level 2	2,850	2,850	1,800	1,800
FHLB advances	Level 2	290,383	291,276	285,383	285,196
Other borrowings	Level 2	130,609	121,275	—	—
Subordinated notes	Level 2	234,027	237,668	233,489	238,873
Junior subordinated debentures	Level 2	48,958	42,531	48,860	41,638
Derivatives	Level 2	230,742	230,742	214,823	214,823

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2025 and 2024:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended September 30, 2025
Interest and dividend income	$38,591	$34,488	$21,798	$31,779	$60	$(1,701)	$125,015
Interest expense	19,013	13,687	8,742	16,396	4,550	(2,172)	60,216
Net interest income	19,578	20,801	13,056	15,383	(4,490)	471	64,799
Provision for credit losses	2,015	499	1	1,790	—	—	4,305
Noninterest income
Capital markets revenue	795	16,852	599	5,586	—	—	23,832
Other segment revenue items	5,711	3,909	1,493	2,053	45,278	(45,625)	12,819
Total noninterest income	6,506	20,761	2,092	7,639	45,278	(45,625)	36,651
Noninterest expense
Salaries and benefits expense	8,220	9,705	5,409	7,968	3,036	—	34,338
Occupancy expense	1,660	1,918	1,380	1,834	571	—	7,363
Other segment expense items	4,761	3,904	2,438	3,037	1,390	(644)	14,886
Total noninterest expense	14,641	15,527	9,227	12,839	4,997	(644)	56,587
Income tax expense	1,057	3,577	160	536	(1,486)	—	3,844
Net income (loss) from continuing operations	$8,371	$21,959	$5,760	$7,857	$37,277	$(44,510)	$36,714

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	447	468	8,162	—	—	9,077
Total assets	2,794,136	2,760,379	1,680,476	2,446,635	1,424,193	(1,537,517)	9,568,302

Three Months Ended September 30, 2024
Interest and dividend income	$38,579	$33,047	$20,955	$32,817	$77	$(55)	$125,420
Interest expense	19,804	14,591	9,210	18,229	4,308	(444)	65,698
Net interest income	18,775	18,456	11,745	14,588	(4,231)	389	59,722
Provision for credit losses	2,537	1,696	(186)	(563)	—	—	3,484
Noninterest income
Capital markets revenue	270	12,706	—	3,314	—	—	16,290
Other segment revenue items	4,836	2,574	1,515	1,990	35,415	(35,463)	10,867
Total noninterest income	5,106	15,280	1,515	5,304	35,415	(35,463)	27,157
Noninterest expense
Salaries and benefits expense	7,921	8,917	4,585	7,749	2,465	—	31,637
Occupancy expense	1,484	1,530	925	1,669	560	—	6,168
Other segment expense items	6,895	3,674	2,063	2,985	748	(605)	15,760
Total noninterest expense	16,300	14,121	7,573	12,403	3,773	(605)	53,565
Income tax expense	133	1,974	346	520	(928)	—	2,045
Net income (loss) from continuing operations	$4,911	$15,945	$5,527	$7,532	$28,339	$(34,469)	$27,785

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	692	1,006	10,053	—	—	11,751
Total assets	2,552,962	2,625,943	1,519,585	2,360,301	1,304,717	(1,274,943)	9,088,565

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Nine Months Ended September 30, 2025
Interest and dividend income	$111,385	$99,369	$62,787	$91,491	$219	$(3,316)	$361,935
Interest expense	54,213	39,079	25,312	47,962	13,120	(4,618)	175,068
Net interest income	57,172	60,290	37,475	43,529	(12,901)	1,302	186,867
Provision for credit losses	5,509	1,775	1,515	3,783	—	—	12,582
Noninterest income
Capital markets revenue	811	31,008	661	7,737	—	—	40,217
Other segment revenue items	16,199	10,321	4,237	5,736	112,005	(113,057)	35,441
Total noninterest income	17,010	41,329	4,898	13,473	112,005	(113,057)	75,658
Noninterest expense
Salaries and benefits expense	23,078	26,518	15,059	21,946	3,575	—	90,176
Occupancy expense	4,802	5,284	3,835	5,226	1,508	—	20,655
Other segment expense items	12,859	11,062	6,926	9,271	3,698	(1,938)	41,878
Total noninterest expense	40,739	42,864	25,820	36,443	8,781	(1,938)	152,709
Income tax expense	2,779	5,984	(21)	(216)	(2,822)	—	5,704
Net income (loss) from continuing operations	$25,155	$50,996	$15,059	$16,992	$93,145	$(109,817)	$91,530

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	447	468	8,162	—	—	9,077
Total assets	2,794,136	2,760,379	1,680,476	2,446,635	1,424,193	(1,537,517)	9,568,302

Nine Months Ended September 30, 2024
Interest and dividend income	$111,531	$93,576	$60,293	$95,325	$237	$(747)	$360,215
Interest expense	58,068	41,112	26,189	53,361	12,751	(1,850)	189,631
Net interest income	53,463	52,464	34,104	41,964	(12,514)	1,103	170,584
Provision for credit losses	8,990	3,490	47	(578)	—	—	11,949
Noninterest income
Capital markets revenue	270	43,925	—	6,310	—	—	50,505
Other segment revenue items	14,132	8,969	4,166	8,034	106,219	(107,121)	34,399
Total noninterest income	14,402	52,894	4,166	14,344	106,219	(107,121)	84,904
Noninterest expense
Salaries and benefits expense	24,040	27,237	13,721	21,752	7,826	—	94,576
Occupancy expense	4,432	4,673	3,349	5,128	1,477	—	19,059
Other segment expense items	14,386	10,716	6,243	8,599	2,376	(1,812)	40,508
Total noninterest expense	42,858	42,626	23,313	35,479	11,679	(1,812)	154,143
Income tax expense	646	7,517	307	604	(3,303)	—	5,771
Net income (loss) from continuing operations	$15,371	$51,725	$14,603	$20,803	$85,329	$(104,206)	$83,625

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	692	1,006	10,053	—	—	11,751
Total assets	2,552,962	2,625,943	1,519,585	2,360,301	1,304,717	(1,274,943)	9,088,565

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Three Months Ended September 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$8,371	$21,959	$5,760	$7,857	$43,947
Total assets:
Investment in subsidiary bank	298,385	453,386	190,208	389,587	1,331,566

Three Months Ended September 30, 2024
Other segment revenue items:
Equity in net income of subsidiary bank	$4,911	$15,945	$5,527	$7,532	$33,915
Total assets:
Investment in subsidiary bank	276,585	407,476	170,690	378,676	1,233,427

Nine Months Ended September 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$25,155	$50,996	$15,059	$16,992	$108,202
Total assets:
Investment in subsidiary bank	298,385	453,386	190,208	389,587	1,331,566

Nine Months Ended September 30, 2024
Other segment revenue items:
Equity in net income of subsidiary bank	$15,371	$51,725	$14,603	$20,803	$102,502
Total assets:
Investment in subsidiary bank	276,585	407,476	170,690	378,676	1,233,427

NOTE 12 – REGULATORY CAPITAL REQUIREMENTS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2025 and December 31, 2024, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 are presented in the following tables (dollars in thousands).  As of September 30, 2025 and December 31, 2024, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of September 30, 2025:
Company:
Total risk-based capital	$1,343,520	14.03%	$765,991	>	8.00%	$1,005,363	>	10.50%	$957,488	>	10.00%
Tier 1 risk-based capital	1,039,242	10.85	574,493	>	6.00	813,865	>	8.50	765,991	>	8.00
Tier 1 leverage	1,039,242	11.29	368,209	>	4.00	368,209	>	4.00	460,261	>	5.00
Common equity Tier 1	990,284	10.34	430,870	>	4.50	670,242	>	7.00	622,367	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$337,105	13.65%	$197,552	>	8.00%	$259,287	>	10.50%	$246,940	>	10.00%
Tier 1 risk-based capital	308,752	12.50	148,164	>	6.00	209,899	>	8.50	197,552	>	8.00
Tier 1 leverage	308,752	11.17	110,561	>	4.00	110,561	>	4.00	138,202	>	5.00
Common equity Tier 1	308,752	12.50	111,123	>	4.50	172,858	>	7.00	160,511	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$477,756	14.58%	$262,055	>	8.00%	$343,948	>	10.50%	$327,569	>	10.00%
Tier 1 risk-based capital	450,491	13.75	196,542	>	6.00	278,434	>	8.50	262,055	>	8.00
Tier 1 leverage	450,491	16.81	107,215	>	4.00	107,215	>	4.00	134,019	>	5.00
Common equity Tier 1	450,491	13.75	147,406	>	4.50	229,298	>	7.00	212,920	>	6.50
Community State Bank:
Total risk-based capital	$205,846	12.52%	$131,488	>	8.00%	$172,577	>	10.50%	$164,360	>	10.00%
Tier 1 risk-based capital	192,102	11.69	98,616	>	6.00	139,706	>	8.50	131,488	>	8.00
Tier 1 leverage	192,102	11.72	65,538	>	4.00	65,538	>	4.00	81,923	>	5.00
Common equity Tier 1	192,102	11.69	73,962	>	4.50	115,052	>	7.00	106,834	>	6.50
Guaranty Bank:
Total risk-based capital	$307,907	14.19%	$173,542	>	8.00%	$227,773	>	10.50%	$216,927	>	10.00%
Tier 1 risk-based capital	281,017	12.95	130,156	>	6.00	184,388	>	8.50	173,542	>	8.00
Tier 1 leverage	281,017	12.19	92,212	>	4.00	92,212	>	4.00	115,266	>	5.00
Common equity Tier 1	281,017	12.95	97,617	>	4.50	151,849	>	7.00	141,003	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2024:
Company:
Total risk-based capital	$1,273,903	14.10%	$723,016	>	8.00%	$948,958	>	10.50%	$903,770	>	10.00%
Tier 1 risk-based capital	955,039	10.57	542,262	>	6.00	768,204	>	8.50	723,016	>	8.00
Tier 1 leverage	955,039	10.73	356,091	>	4.00	356,091	>	4.00	445,114	>	5.00
Common equity Tier 1	906,179	10.03	406,696	>	4.50	632,639	>	7.00	587,450	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$323,221	13.65%	$189,365	>	8.00%	$248,541	>	10.50%	$236,706	>	10.00%
Tier 1 risk-based capital	293,597	12.40	142,024	>	6.00	201,200	>	8.50	189,365	>	8.00
Tier 1 leverage	293,597	11.41	102,969	>	4.00	102,969	>	4.00	128,712	>	5.00
Common equity Tier 1	293,597	12.40	106,518	>	4.50	165,694	>	7.00	153,859	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$452,942	14.79%	$245,055	>	8.00%	$321,635	>	10.50%	$306,319	>	10.00%
Tier 1 risk-based capital	424,253	13.85	183,792	>	6.00	260,371	>	8.50	245,055	>	8.00
Tier 1 leverage	424,253	16.40	103,449	>	4.00	103,449	>	4.00	129,312	>	5.00
Common equity Tier 1	424,253	13.85	137,844	>	4.50	214,424	>	7.00	199,108	>	6.50
Community State Bank:
Total risk-based capital	$189,362	12.94%	$117,065	>	8.00%	$153,648	>	10.50%	$146,332	>	10.00%
Tier 1 risk-based capital	176,646	12.07	87,799	>	6.00	124,382	>	8.50	117,065	>	8.00
Tier 1 leverage	176,646	11.72	60,305	>	4.00	60,305	>	4.00	75,382	>	5.00
Common equity Tier 1	176,646	12.07	65,849	>	4.50	102,432	>	7.00	95,115	>	6.50
Guaranty Bank:
Total risk-based capital	$297,047	14.26%	$166,695	>	8.00%	$218,787	>	10.50%	$208,369	>	10.00%
Tier 1 risk-based capital	272,621	13.08	125,021	>	6.00	177,113	>	8.50	166,695	>	8.00
Tier 1 leverage	272,621	12.15	89,770	>	4.00	89,770	>	4.00	112,213	>	5.00
Common equity Tier 1	272,621	13.08	93,766	>	4.50	145,858	>	7.00	135,440	>	6.50

NOTE 13 - COMMITMENTS

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to certain agreed upon additions and deductions. As of September 30, 2025, the Company had paid  $28.7 million of the contract price, resulting in a remaining future commitment of approximately $12.6 million. Construction on this facility is anticipated to be completed in 2026.

The Company entered into a construction contract in 2025 for the construction of a new Company/QCBT facility in Bettendorf, Iowa.  The Company will pay the contractor a contract price of approximately $66.5 million, subject to certain agreed upon additions and deductions. As of September 30, 2025, the Company had paid $2.7 million of the contract price, resulting in a remaining future commitment of approximately $63.8 million. Construction on this facility is anticipated to be completed in 2027.

NOTE 14 – SUBSEQUENT EVENT

On October 20, 2025, the Company’s board of directors authorized a new share repurchase program under which the Company is authorized to repurchase of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The share repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the share repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.  This program replaces the Company’s prior repurchase program announced on May 19, 2022, which has been terminated.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ending September 30, 2025. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past 32 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of September 30, 2025, the Company had $9.6 billion in consolidated assets, including $7.1 billion in net loans/leases, and $7.4 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

EXECUTIVE OVERVIEW

The Company reported record net income of $36.7 million and diluted EPS of $2.16 for the quarter ended September 30, 2025. By comparison, for the quarter ended June 30, 2025, the Company reported net income of $29.0 million and diluted EPS of $1.71.  For the quarter ended September 30, 2024, the Company reported net income of $27.8 million, and diluted EPS of $1.64.  For the nine months ended September 30, 2025, the Company reported net income of $91.5 million and diluted EPS of $5.38.  By comparison, for the nine months ended September 30, 2024 the Company reported net income of $83.6 million and diluted EPS of $4.94.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The third quarter of 2025 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Adjusted net income (non-GAAP) of $36.9 million, or $2.17 per diluted share;
●	Net interest income growth of 18% annualized and NIM TEY (non-GAAP) expansion of five basis points to 3.51%;
●	ROAA of 1.57% annualized;
●	Capital markets revenue of $23.8 million, up 141% on a linked-quarter basis;
●	Loan growth of 15% annualized;
●	Tangible book value per share (non-GAAP) growth of $2.50, or 19% annualized; and
●	Repurchased 115,735 shares at an average price of $77.49 per share.

Following is a table that represents various net income measurements for the Company:

	For the three months ended			For the nine months ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(dollars in thousands)

Net income	$36,714	$29,019	$27,785	$91,530	$83,625

Diluted earnings per common share	$2.16	$1.71	$1.64	$5.38	$4.94

Weighted average common and common equivalent shares outstanding	17,015,730	17,006,282	16,982,400	17,011,877	16,938,309

The Company reported adjusted net income (non-GAAP) of $36.9 million, with adjusted diluted EPS (non-GAAP) of $2.17 for the three months ended September 30, 2025.  The Company reported adjusted net income (non-GAAP) of $92.3 million, with adjusted diluted EPS (non-GAAP) of $5.43 for the nine months ended September 30, 2025.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income (non-GAAP) for the three and nine months ended September 30, 2025 excludes a number of non-core or non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the nine months ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(dollars in thousands)

Net interest income	$64,799	$62,082	$59,722	$186,867	$170,584
Provision for credit losses	4,305	4,043	3,484	12,582	11,949
Noninterest income	36,651	22,115	27,157	75,658	84,904
Noninterest expense	56,587	49,583	53,565	152,709	154,143
Federal and state income tax expense	3,844	1,552	2,045	5,704	5,771
Net income	$36,714	$29,019	$27,785	$91,530	$83,625

Following are certain noteworthy developments in the Company's financial results for the quarter ended September 30, 2025:

●	Net interest income in the third quarter of 2025 increased 4% compared to the second quarter of 2025 and increased 9% compared to the third quarter of 2024 due to higher average earning assets and higher investment yields. Net interest income increased 10% when comparing the first nine months of 2025 to the same period of the prior year. The increase was primarily due to higher average earning assets and higher investment securities yields and a decrease in the cost of interest-bearing deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Provision for credit losses in the third quarter of 2025 increased $262 thousand compared to the second quarter of 2025. Provision expense increased $821 thousand compared to the third quarter of 2024. Provision expense in the first nine months of 2025 increased $633 thousand compared to the first nine months of 2024. The increases across all periods were due to higher loan growth. See the “Provision for Credit Losses” section of this report for additional details.
●	Noninterest income in the third quarter of 2025 increased $14.5 million, or 66%, compared to the second quarter of 2025. Noninterest income in the third quarter of 2025 increased $9.5 million, or 35%, compared to the third quarter of 2024. The increases across both periods were primarily due to higher capital markets revenue from swap fees. Noninterest income decreased $9.2 million, or 11%, when comparing the first nine months of 2025 to the same period of the prior year. The decreases were primarily due to a decrease in capital markets revenue. Capital markets revenue in the first six months of 2025 was affected by macroeconomic and governmental uncertainty. Despite this, sustained, long-term demand for affordable housing remains strong. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business that continues to improve as clients adapt to evolving market conditions. The Company expects its capital markets revenue will normalize to historical levels over the next four quarters and continue to be a solid source of fee income.
●	Noninterest expense in the third quarter of 2025 increased $7.0 million, or 14%, compared to the second quarter of 2025. Noninterest expense increased $3.0 million, or 6%, compared to the third quarter of 2024. The increases across both periods were primarily due to higher capital markets revenue and its impact on variable compensation as well as higher professional and data processing fees and occupancy and equipment expenses related to the Company’s digital transformation. Noninterest expense decreased $1.4 million, or 1%, when comparing the first nine months of 2025 to the same period in the prior year. These decreases were primarily due to lower capital markets revenue and its impact on variable compensation and no restructuring expenses associated with the exit of the equipment finance business in 2024.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits, which excludes brokered deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	September 30, 2025	June 30, 2025	September 30, 2024
Loan and lease growth organically	Loans and leases growth	> 9% annually	14.7%	6.0%	5.8%
Fee income growth	Fee income growth	> 6% annually	(16.9)%	(36.1)%	(16.8)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(0.8)%	(6.3)%	(3.8)%

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

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2025 to support its corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases by 14.7% annualized in the third quarter of 2025. The loan growth was driven by both traditional and LIHTC lending.
●	The Company acted as the correspondent bank through QCBT for 189 downstream banks with total noninterest bearing deposits of $89.5 million and total interest-bearing deposits of $862.3 million as of September 30, 2025, as correspondent banking continued to be a core line of business for the Company. By comparison, the Company acted as the correspondent bank for 188 downstream banks with total noninterest bearing deposits of $109.3 million and total interest-bearing deposits of $714.6 million as of September 30, 2024. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also managed off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $388.8 million as of September 30, 2025, as compared to $438.1 million as of September 30, 2024.
●	The Company continued to focus on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $23.8 million for the third quarter of 2025 as compared to $16.3 million for the same period of the prior year. Capital markets revenue, primarily from swap fee income, totaled $40.2 million for the first nine months of 2025 as compared to $50.5 million for the same period of the prior year. Capital markets revenue in the first nine months of 2025 was affected by macroeconomic and governmental uncertainty. Despite this, demand for affordable housing remains strong, as discussed in the “Executive Overview” section of this report, above.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $316.1 million for the quarter ended September 30, 2025 compared to the quarter ended June 30, 2025, and increased by $688.4 million for the first nine months of 2025 compared to the first nine months of 2024. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management business into the southwest Missouri and central Iowa markets.
●	Noninterest expense for the first nine months of 2025 totaled $152.7 million as compared to $154.1 million in the first nine months of 2024. The decrease was primarily due to a reduction in salaries and benefits expenses related to lower variable incentive compensation and no restructuring expenses associated with the exit of the equipment finance business in 2024.

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

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2025	2025	2024

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$1,086,915	$1,050,554	$976,620
Less: Intangible assets	147,672	148,333	150,347
TCE (non-GAAP)	$939,243	$902,221	$826,273

Total assets (GAAP)	$9,568,302	$9,242,331	$9,088,565
Less: Intangible assets	147,672	148,333	150,347
TA (non-GAAP)	$9,420,630	$9,093,998	$8,938,218

TCE/TA ratio (non-GAAP)	9.97%	9.92%	9.24%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2025	2025	2024	2025	2024

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$36,714	$29,019	$27,785	$91,530	$83,625
Less non-core items (post-tax) (*):
Income:
Fair value gain (loss) on derivatives, net	(223)	(397)	(542)	(776)	(831)
Total non-core income (non-GAAP)	$(223)	$(397)	$(542)	$(776)	$(831)
Expense:
Goodwill impairment	—	—	431	—	431
Restructuring expense	—	—	1,544	—	1,544
Total non-core expense (non-GAAP)	$—	$—	$1,975	$—	$1,975

Adjusted net income (non-GAAP)	$36,937	$29,416	$30,302	$92,306	$86,431

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$36,937	$29,416	$30,302	$92,306	$86,431

Weighted average common shares outstanding	16,919,785	16,928,542	16,846,200	16,916,371	16,814,787
Weighted average common and common equivalent shares outstanding	17,015,730	17,006,282	16,982,400	17,011,877	16,938,309

Adjusted EPS (non-GAAP):
Basic	$2.18	$1.74	$1.80	$5.46	$5.14
Diluted	$2.17	$1.73	$1.78	$5.43	$5.10

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$36,937	$29,416	$30,302	$92,306	$86,431

Average Assets	$9,354,411	$9,155,473	$8,968,653	$9,176,349	$8,765,913

Adjusted ROAA (non-GAAP)	1.58%	1.29%	1.35%	1.34%	1.31%
Adjusted ROAE (non-GAAP)	13.73%	11.30%	12.60%	11.78%	12.40%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$64,799	$62,082	$59,722	$186,867	$170,584
Plus: Tax equivalent adjustment	10,864	10,090	9,544	30,467	26,803
Net interest income - tax equivalent (non-GAAP)	$75,663	$72,172	$69,266	$217,334	$197,387
Less: Acquisition accounting net accretion	182	84	463	451	1,094
Adjusted net interest income	$75,481	$72,088	$68,803	$216,883	$196,293

Average earning assets	$8,575,514	$8,377,361	$8,183,196	$8,399,651	$7,997,334

NIM (GAAP)	3.00%	2.97%	2.90%	2.97%	2.85%
NIM (TEY) (non-GAAP)	3.51%	3.46%	3.37%	3.46%	3.30%
Adjusted NIM (TEY) (non-GAAP)	3.50%	3.45%	3.34%	3.45%	3.28%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$56,587	$49,583	$53,565	$152,709	$154,143

Net interest income (GAAP)	$64,799	$62,082	$59,722	$186,867	$170,584
Noninterest income (GAAP)	36,651	22,115	27,157	75,658	84,904
Total income	$101,450	$84,197	$86,879	$262,525	$255,488

Efficiency ratio (noninterest expense/total income) (non-GAAP)	55.78%	58.89%	61.65%	58.17%	60.33%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	55.62%	58.54%	58.45%	57.95%	59.16%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of goodwill impairment which is not deductible for tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 9% for the quarter ended September 30, 2025, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP) increased 9% for the quarter ended September 30, 2025, compared to the same quarter of the prior year.  Net interest income, on a GAAP basis, increased 10% for the nine months ended September 30, 2025, compared to the same period of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), increased 10% for the nine months ended September 30, 2025, compared to the same period of the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of loan and investment yields, which were partially offset by deposit growth with a lower cost of funds.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2025	2025	2024	2025	2025	2024
Average Yield on Interest-Earning Assets	5.83%	5.74%	6.13%	6.29%	6.24%	6.56%
Average Cost of Interest-Bearing Liabilities	3.42%	3.42%	3.93%	3.42%	3.42%	3.93%
Net Interest Spread	2.41%	2.32%	2.20%	2.87%	2.82%	2.63%
NIM (TEY) (Non-GAAP)	3.51%	3.46%	3.37%	3.51%	3.46%	3.37%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	3.00%	2.96%	2.92%	3.50%	3.45%	3.34%

	GAAP		Tax Equivalent Basis
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Average Yield on Interest-Earning Assets	5.75%	6.46%	6.24%	6.46%
Average Cost of Interest-Bearing Liabilities	3.43%	3.91%	3.43%	3.91%
Net Interest Spread	2.32%	2.55%	2.81%	2.55%
NIM (TEY) (Non-GAAP)	3.46%	2.85%	3.45%	3.30%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.97%	3.06%	2.97%	3.28%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$182	$84	$463	$451	$1,094

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$13,808	$154	4.36%	$12,596	$173	5.37%
Interest-bearing deposits at financial institutions	128,126	1,341	4.15%	145,597	1,915	5.23%
Investment securities - taxable	400,765	4,878	4.86%	381,285	4,439	4.64%
Investment securities - nontaxable (1)	952,542	13,841	5.81%	760,645	10,744	5.65%
Restricted investment securities	31,959	570	6.98%	42,546	840	7.73%
Gross loans/leases receivable (1) (2) (3)	7,048,314	115,094	6.48%	6,840,527	116,854	6.80%
Total interest earning assets	8,575,514	135,878	6.29%	8,183,196	134,965	6.56%

Noninterest-earning assets:
Cash and due from banks	78,369			79,172
Premises and equipment	187,758			144,857
Less allowance	(88,171)			(87,472)
Other	600,941			648,900
Total assets	$9,354,411			$8,968,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$5,197,006	$40,221	3.07%	$4,739,757	$42,180	3.54%
Time deposits	1,237,232	12,595	4.04%	1,164,560	13,206	4.51%
Short-term borrowings	2,022	21	4.15%	2,485	32	5.07%
FHLB advances	204,786	2,348	4.49%	445,632	5,972	5.24%
Other borrowings	48,295	479	3.97%	—	—	—%
Subordinated notes	236,783	3,861	6.52%	233,313	3,616	6.20%
Junior subordinated debentures	48,936	690	5.52%	48,806	693	5.56%
Total interest-bearing liabilities	6,975,060	60,215	3.42%	6,634,553	65,699	3.93%

Noninterest-bearing demand deposits	949,135			953,879
Other noninterest-bearing liabilities	354,501			417,919
Total liabilities	8,278,696			8,006,351

Stockholders' equity	1,075,715			962,302
Total liabilities and stockholders' equity	$9,354,411			$8,968,653
Net interest income		$75,663			$69,266
Net interest margin			3.00%			2.90%
Net interest margin (TEY)(Non-GAAP)			3.51%			3.37%
Adjusted net interest margin (TEY)(Non-GAAP)			3.50%			3.34%
Cost of funds (4)			3.01%			3.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.95%			123.34%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2025

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2025 vs. 2024
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(19)	$(99)	$80
Interest-bearing deposits at financial institutions	(574)	(363)	(211)
Investment securities - taxable	439	211	228
Investment securities - nontaxable (2)	3,097	313	2,784
Restricted investment securities	(270)	(76)	(194)
Gross loans/leases receivable (2) (3)	(1,760)	(18,244)	16,484
Total change in interest income	913	(18,258)	19,171

INTEREST EXPENSE
Interest-bearing deposits	(1,959)	(19,884)	17,925
Time deposits	(611)	(4,482)	3,871
Short-term borrowings	(11)	(6)	(5)
Federal Home Loan Bank advances	(3,624)	(759)	(2,865)
Other borrowings	479	—	479
Subordinated notes	245	190	55
Junior subordinated debentures	(3)	(13)	10
Total change in interest expense	(5,484)	(24,954)	19,470

Total change in net interest income	$6,397	$6,696	$(299)

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$12,385	$412	4.38%	$15,196	$625	5.40%
Interest-bearing deposits at financial institutions	149,287	4,778	4.28%	106,195	4,254	5.35%
Investment securities - taxable	401,067	14,272	4.75%	377,538	12,986	4.57%
Investment securities - nontaxable (1)	896,990	38,434	5.72%	717,284	29,557	5.50%
Restricted investment securities	32,191	1,726	7.07%	41,348	2,383	7.57%
Gross loans/leases receivable (1) (2) (3)	6,907,731	332,780	6.44%	6,739,773	337,244	6.68%
Total interest earning assets	8,399,651	392,402	6.24%	7,997,334	387,049	6.46%

Noninterest-earning assets:
Cash and due from banks	77,689			78,203
Premises and equipment, net	174,405			136,030
Less allowance for estimated losses on loans/leases	(89,191)			(86,254)
Other	613,795			640,600
Total assets	$9,176,349			$8,765,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,094,180	$116,523	3.06%	$4,639,937	$122,207	3.52%
Time deposits	1,211,739	37,693	4.16%	1,121,508	37,679	4.49%
Short-term borrowings	1,761	55	4.09%	1,846	76	5.47%
Federal Home Loan Bank advances	211,189	7,197	4.49%	421,782	16,948	5.28%
Other borrowings	16,275	479	3.93%	—	—	—%
Subordinated notes	234,659	11,062	6.29%	233,207	10,678	6.10%
Junior subordinated debentures	48,904	2,059	5.55%	48,774	2,074	5.59%
Total interest-bearing liabilities	6,818,707	175,068	3.43%	6,467,054	189,662	3.91%

Noninterest-bearing demand deposits	944,349			952,806
Other noninterest-bearing liabilities	368,203			416,712
Total liabilities	8,131,259			7,836,572

Stockholders' equity	1,045,090			929,341
Total liabilities and stockholders' equity	$9,176,349			$8,765,913
Net interest income		$217,334			$197,387
Net interest margin			2.97%			2.85%
Net interest margin (TEY)(Non-GAAP)			3.46%			3.30%
Adjusted net interest margin (TEY)(Non-GAAP)			3.45%			3.28%
Cost of funds (4)			3.01%			3.41%

Ratio of average interest earning assets to average interest-bearing liabilities	123.19%			123.66%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2025

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2025 vs. 2024
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(213)	$(108)	$(105)
Interest-bearing deposits at other financial institutions	524	(1,349)	1,873
Investment securities - taxable	1,286	498	788
Investment securities - nontaxable (2)	8,877	1,222	7,655
Restricted investment securities	(657)	(151)	(506)
Gross loans/leases receivable (2) (3)	(4,464)	(15,885)	11,421
Total change in interest income	5,353	(15,773)	21,126

INTEREST EXPENSE
Interest-bearing demand deposits	(5,684)	(21,532)	15,848
Time deposits	14	(3,861)	3,875
Short-term borrowings	(21)	(18)	(3)
Federal Home Loan Bank advances	(9,751)	(2,248)	(7,503)
Other borrowings	479	—	479
Subordinated notes	384	320	64
Junior subordinated debentures	(15)	(21)	6
Total change in interest expense	(14,594)	(27,360)	12,766

Total change in net interest income	$19,947	$11,587	$8,360

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased $405 thousand, comparing the third quarter of 2025 to the same period of 2024, and increased $1.7 million when comparing the first nine months of 2025 to the same period of 2024.  Interest income (tax equivalent non-GAAP) increased $913 thousand, comparing the third quarter of 2025 to the same period of 2024, and increased $5.4 million when comparing the first nine months of 2025 to the same period of 2024. These increases in interest income were primarily due to higher loan and investment average balances and higher loan and investment yields.

The Company intends to continue to grow quality loans as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense decreased $5.5 million, comparing the third quarter of 2025 to the same period of 2024 and interest expense decreased $14.6 million, comparing the first nine months of 2025 to the same period of 2024, primarily due to the lower cost of funds. The Company’s cost of funds was 3.01% for the quarter ended September 30, 2025, a decrease from 3.44% for the quarter ended September 30, 2024.  The Company’s costs of funds was 3.01% for the nine months ended September 30, 2025, a decrease from 3.41% for the nine months ended September 30, 2024. The decrease was a result of the Federal Reserve lowering interest rates in the second half of 2024 on the Company’s liability sensitive balance sheet.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$4,225	$3,828	$13,635	$11,907
Provision for credit losses - off-balance sheet exposures	80	(344)	(1,053)	487
Provision for credit losses - available for sale securities	—	—	—	(445)
Total provision for credit losses	$4,305	$3,484	$12,582	$11,949

The Company had a total provision for credit losses on loans and leases of $4.2 million for the third quarter of 2025, an increase from $3.8 million for the same period of 2024, primarily driven by loan growth.  The provision related to OBS was $80 thousand for the third quarter of 2025 compared to a provision related to OBS of negative $344 thousand for the third quarter of 2024. The increase was due to an increased balance in unfunded commitments. Provision for credit losses on loans and leases for the first nine months of 2025 totaled $13.6 million, an increase from $11.9 million for the first nine months of 2024.  The increase was primarily driven by loan growth and increased net charge-offs.  The provision related to OBS was negative $344 thousand for the first nine months of 2025 compared to a provision related to OBS of $487 thousand for the first nine months of 2024.

There was no provision related to HTM securities for the first nine months of 2025 or 2024. There was no provision related to AFS securities for the first nine months of 2025, compared to a negative provision of $445 thousand on AFS securities for the first nine months of 2024 with the change in fair value of a debt investment in a failed bank.  This was a legacy investment acquired as part of the 2022 GFED acquisition, for which an allowance equal to the entire value of the bond was established in March 2023. A partial recovery in value occurred due to favorable changes in market conditions during 2024, and the investment was then sold in 2024.

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

The Company had an ACL for loans/leases held for investment of 1.24% of total gross loans/leases held for investment at September 30, 2025, compared to 1.28% at June 30, 2025 and 1.30% at September 30, 2024.  Management evaluates the allowance needed on loans acquired in previous acquisitions, factoring in the remaining discount, which was $1.9 million and $2.8 million at September 30, 2025 and September 30, 2024, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,544	$3,270	$274	8.4%
Investment advisory and management fees	1,488	1,229	259	21.1
Deposit service fees	2,231	2,294	(63)	(2.7)
Gains on sales of residential real estate loans, net	529	385	144	37.4
Gains on sales of government guaranteed portions of loans, net	6	—	6	100.0
Capital markets revenue	23,832	16,290	7,542	46.3
Earnings on bank-owned life insurance	952	814	138	17.0
Debit card fees	1,648	1,575	73	4.6
Correspondent banking fees	664	507	157	31.0
Loan related fee income	846	949	(103)	(10.9)
Fair value gain (loss) on derivatives and trading securities	324	(886)	1,210	136.6
Other	587	730	(143)	(19.6)
Total noninterest income	$36,651	$27,157	$9,494	35.0%

	Nine Months Ended
	September 30,	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Trust fees	$10,625	$9,572	$1,053	11.0%
Investment advisory and management fees	3,996	3,544	452	12.8
Deposit service fees	6,601	6,302	299	4.7
Gains on sales of residential real estate loans, net	1,382	1,307	75	5.7
Gains on sales of government guaranteed portions of loans, net	107	36	71	197.2
Capital markets revenue	40,217	50,505	(10,288)	(20.4)
Earnings on bank-owned life insurance	2,474	4,646	(2,172)	(46.7)
Debit card fees	4,784	4,612	172	3.7
Correspondent banking fees	1,977	1,529	448	29.3
Loan related fee income	2,840	2,747	93	3.4
Fair value loss on derivatives and trading securities	(453)	(998)	545	54.6
Other	1,108	1,102	6	0.5
Total noninterest income	$75,658	$84,904	$(9,246)	(10.9)%

The Company continues to be successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management have increased $316.1 million since June 30, 2025 and have increased by $772.7 million since September 30, 2024 due primarily

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

to new relationships.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 8% in the third quarter of 2025 as compared to the same period of the prior year, and increased 11% when comparing the first nine months of 2025 to the same period of the prior year due to growth in assets under management and market performance.  The Company expects trust and investment advisory and management fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations. During 2024, the Company expanded its wealth management business into the southwest Missouri and central Iowa markets.

Investment advisory and management fees increased 21% comparing the third quarter of 2025 to the same period of the prior year, and increased 13% when comparing the first nine months of 2025 to the same period of the prior year. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees decreased 3% in the third quarter of 2025 as compared to the same period of the prior year, and increased 5% when comparing the first nine months of 2025 to the same period of the prior year. The Company’s total deposits increased by $395.4 million, or 6%, when comparing September 30, 2025 to September 30, 2024. The Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2025.

Gains on sales of residential real estate loans, net, increased 37% when comparing the third quarter of 2025 to the same period of the prior year, and increased 6% when comparing the first nine months of 2025 to the same period of the prior year. The increase was due to higher volume of client residential real estate purchase activity generating higher levels of gains.

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

Capital markets revenue totaled $23.8 million for the third quarter of 2025, compared to $16.3 million for the third quarter of 2024.  Capital markets revenue totaled $40.2 million for the first nine months of 2025, compared to $50.5 million for the first nine months of 2024. As discussed in the “Executive Overview” section of this report, capital markets revenue was affected by macroeconomic and governmental uncertainty during the first six months of 2025. Demand for affordable housing remains strong. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Earnings on BOLI increased 17%, comparing the third quarter of 2025 to the same period of the prior year, and decreased 47% when comparing the first nine months of 2025 to the same period of the prior year. There were BOLI exchanges in the first nine months of 2025 resulting in surrender charges of $168 thousand.  In addition, there were $2.2 million of death benefit proceeds on BOLI received in the first nine months of 2024.  There were no purchases of BOLI in the first nine months of 2025 or 2024. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 5% when comparing the third quarter of 2025 to the same period of the prior year, and increased 4% when comparing the first nine months of 2025 to the same period of the prior year. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 31% comparing the third quarter of 2025 to the same period of the prior year and increased 29% when comparing the first nine months of 2025 to the same period of the prior year. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves 189 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income decreased 11% comparing the third quarter of 2025 to the same period of the prior year primarily due to lower participation service fees.  Loan-related fee income increased 3% when comparing the first nine months of 2025 to the same period of the prior year primarily due to loan growth.

Fair value losses on derivatives were $282 thousand and fair value gains on trading securities were $606 thousand in the third quarter of 2025, as compared to $938 thousand in losses and $52 thousand in gains, respectively, in the same period of the prior year.  Fair value losses on derivatives were $982 thousand and fair value gains on trading securities were $529 thousand, respectively, in the first nine months of 2025, as compared to losses of $1.1 million and gains of $52 thousand, respectively in the same period of the prior year. During the first quarter of 2024, the Company executed a derivative strategy utilizing swaptions with a notional value of approximately $409.0 million. The Company uses swaptions to manage interest rate risk related to the variability of interest payments due to changes in interest rates. These derivatives are unhedged and are marked-to-market, with gains or losses recorded in noninterest income which was a contributing factor in the increase in fair value losses on derivatives.   See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased $143 thousand, or 20%, in the third quarter of 2025 as compared to the same period of the prior year, and increased 1% when comparing the first nine months of 2025 to the same period of the prior year due to fluctuations on the market value of the Company’s equity investments. Income on equity investments is largely determined based on the market value of the investments managed.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$34,338	$31,637	$2,701	8.5%
Occupancy and equipment expense	7,363	6,168	1,195	19.4
Professional and data processing fees	6,741	4,457	2,284	51.2
Restructuring expense	—	1,954	(1,954)	(100.0)
FDIC insurance, other insurance and regulatory fees	2,035	1,711	324	18.9
Loan/lease expense	345	587	(242)	(41.2)
Net cost of (income from) and losses/(gains) on operations of other real estate	3	(42)	45	107.1
Advertising and marketing	1,830	2,124	(294)	(13.8)
Communication and data connectivity	40	333	(293)	(88.0)
Supplies	259	278	(19)	(6.8)
Bank service charges	678	603	75	12.4
Correspondent banking expense	338	325	13	4.0
Intangibles amortization	662	690	(28)	(4.1)
Goodwill impairment	—	432	(432)	(100.0)
Payment card processing	569	785	(216)	(27.5)
Trust expense	412	395	17	4.3
Other	974	1,128	(154)	(13.7)
Total noninterest expense	$56,587	$53,565	$3,022	5.6%

	Nine Months Ended
	September 30,	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$90,176	$94,576	$(4,400)	(4.7)%
Occupancy and equipment expense	20,655	19,059	1,596	8.4
Professional and data processing fees	17,974	13,893	4,081	29.4
Restructuring expense	—	1,954	(1,954)	(100.0)
FDIC insurance, other insurance and regulatory fees	5,965	5,510	455	8.3
Loan/lease expense	1,133	1,116	17	1.5
Net cost of (income from) and losses/(gains) on operations of other real estate	44	(44)	88	200.0
Advertising and marketing	5,189	5,172	17	0.3
Communication and data connectivity	604	1,052	(448)	(42.6)
Supplies	718	812	(94)	(11.6)
Bank service charges	1,994	1,793	201	11.2
Correspondent banking expense	981	993	(12)	(1.2)
Intangibles amortization	1,984	2,070	(86)	(4.2)
Goodwill Impairment	—	432	(432)	(100.0)
Payment card processing	1,710	2,137	(427)	(20.0)
Trust expense	1,182	1,199	(17)	(1.4)
Other	2,400	2,419	(19)	(0.8)
Total noninterest expense	$152,709	$154,143	$(1,434)	(0.9)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 9% when comparing the third quarter of 2025 to the same period of the prior year, and decreased 5% when comparing the first nine months of 2025 to the same period of the prior year primarily due to capital markets revenue and its impact on variable compensation associated with performance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 19% comparing the third quarter of 2025 to the same period of the prior year, and increased 8% when comparing the first nine months of 2025 to the same period of the prior year due primarily to higher depreciation expense with the opening of a new office in the Cedar Rapids market and an increase in service contract costs.

Professional and data processing fees increased 51% comparing the third quarter of 2025 to the same period of the prior year, and increased 29% when comparing the first nine months of 2025 to the same period of the prior year. The increase was due primarily to higher professional fees related to the Company’s digital transformation projects. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no restructuring expenses in the three or nine months ended September 30, 2025. Restructuring expenses totaled $2 million for both the three and nine months ended September 30, 2024 due to the decision to discontinue offering new loans and leases at m2.  These charges were primarily consisting of severance and retention compensation as well as vendor contract termination fees.

FDIC insurance, other insurance and regulatory fee expense increased 19% when comparing the third quarter of 2025 to the same period of the prior year, and increased 8% when comparing the first nine months of 2025 to the same period of the prior year due primarily to asset growth.

Loan/lease expense decreased 41% when comparing the third quarter of 2025 to the same quarter of the prior year due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts. Loan/lease expense increased 2% when comparing the first nine months of 2025 to the same period of the prior year due primarily to a one-time legal fee reimbursement received in the second quarter of 2024, offsetting the expenses.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of and gains/losses on operations of other real estate for the third quarter of 2025 totaled $3 thousand, compared to net income from and gains/losses on operations of other real estate of $42 thousand for the third quarter of 2024.  Net cost of and gains/losses on operations of other real estate for the first nine months of 2025 totaled $44 thousand, compared to net income from and gains/losses on operations of other real estate of $44 thousand for the first nine months of 2024.

Advertising and marketing expense decreased 14% comparing the third quarter of 2025 to the same period of the prior year, and remained stable when comparing the first nine months of 2025 to the same period of the prior year. The decrease in expense was primarily due to a decrease in sponsorships in the third quarter of 2025.

Communication and data connectivity expense decreased 88% comparing the third quarter of 2025 to the same period of the prior year, and decreased 43% when comparing the first nine months of 2025 to the same period of the prior year.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 7% comparing the third quarter of 2025 to the same period of the prior year, and decreased 12% when comparing the first nine months of 2025 to the same period of the prior year. These decreases were primarily due to improved management of supply stock and the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 12% when comparing the third quarter of 2025 to the same period of the prior year, and increased 11% when comparing the first nine months of 2025 to the same period of the prior year.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking expense increased 4% when comparing the third quarter of 2025 to the same period of the prior year, and decreased 1% when comparing the first nine months of 2025 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 4% when comparing the third quarter of 2025 to the same period of the prior year, and decreased 4% when comparing the first nine months of 2025 to the same period of the prior year. The amortization expense is due to the prior acquisitions.  These expenses are expected to naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

There was no goodwill impairment recorded for the third quarter or first nine months of 2025. Goodwill impairment expense totaled $432 thousand for the third quarter and first nine months of 2024 due to the decision to discontinue offering new loans and leases at m2.

Payment card processing expense decreased 28% when comparing the third quarter of 2025 to the same period of the prior year, and decreased 20% when comparing the first nine months of 2025 to the same period of the prior year due to a decreased volume of transactions.

Trust expense increased 4% when comparing the third quarter of 2025 to the same period of the prior year due to increased assets under management.  Trust expense decreased 1% when comparing the first nine months of 2025 to the same period of the prior year due to higher custody charges in the second and third quarters of 2024.

Other noninterest expense decreased 14% when comparing the third quarter of 2025 to the same period of the prior year decreased 1% when comparing the first nine months of 2025 to the same period of the prior year.  The decrease was primarily due to increased insurance claim loss reserves at our QCRH Risk Management entity in 2024. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the third quarter of 2025, the Company incurred income tax expense of $3.8 million, compared to income tax expense of $2.0 million in the same period of the prior year. During the first nine months of 2025, the Company incurred income tax expense of $5.7 million, compared to income tax expense of $5.8 million in the first nine months of 2024.  The effective tax rate for the first nine months of 2025 was at 6%, down from 7% in the first nine months of 2024. The decline was primarily due to new state tax credit investments and lower pre-tax income from lower capital markets revenue. Given a more normalized mix of revenue, the Company’s effective tax rate increased in the third quarter of 2025.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 8 to the Consolidated Financial Statements for additional detail.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	September 30, 2025		June 30, 2025		December 31, 2024		September 30, 2024

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$237,614	2%	$250,473	3%	$262,324	3%	$262,999	3%
Securities	1,308,689	14%	1,263,452	14%	1,200,435	13%	1,146,046	13%
Net loans/leases	7,090,151	74%	6,836,192	74%	6,694,563	74%	6,742,481	74%
Derivatives	207,775	2%	184,982	2%	186,781	2%	261,913	3%
Other assets	724,073	8%	707,232	7%	681,927	8%	675,126	7%
Total assets	$9,568,302	100%	$9,242,331	100%	$9,026,030	100%	$9,088,565	100%

Total deposits	$7,380,068	77%	$7,318,353	79%	$7,061,187	79%	$6,984,633	77%
Total borrowings	706,827	7%	509,359	6%	569,532	6%	660,344	7%
Derivatives	230,742	2%	209,505	2%	214,823	2%	285,769	3%
Other liabilities	163,750	3%	154,560	2%	183,101	2%	181,199	2%
Total stockholders' equity	1,086,915	11%	1,050,554	11%	997,387	11%	976,620	11%
Total liabilities and stockholders' equity	$9,568,302	100%	$9,242,331	100%	$9,026,030	100%	$9,088,565	100%

During the third quarter of 2025, the Company's total assets increased $326.0 million, or 4%, from June 30, 2025, to a total of $9.6 billion. The Company’s net loans/leases increased $254.0 million in the third quarter of 2025. Deposits increased $61.7 million, or 1%, during the third quarter of 2025.  Borrowings increased $197.5 million, or 39%, during the third quarter of 2025 due primarily to strong loan and investment growth increasing funding needs.

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

Trading securities had a fair value of $83.2 million as of September 30, 2025 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in 2023 and 2024. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2025		June 30, 2025		December 31, 2024		September 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$14,208	1%	$14,267	1%	$20,591	2%	$18,621	2%
Municipal securities	1,085,669	83%	1,033,642	81%	971,567	81%	965,811	84%
Residential mortgage-backed and related securities	57,108	4%	58,864	5%	50,042	4%	53,487	5%
Asset-backed securities	4,918	1%	6,684	1%	9,224	1%	10,455	1%
Other securities	63,824	5%	67,358	5%	65,745	5%	39,190	3%
Trading securities	83,225	6%	82,900	7%	83,529	7%	58,685	5%
	$1,308,952	100%	$1,263,715	100%	$1,200,698	100%	$1,146,249	100%

Securities as a % of total assets	13.68%		13.67%		13.30%		12.61%
Net unrealized losses as a % of Amortized Cost	(11.61)%		(13.20)%		(7.32)%		(4.11)%
Duration (in years)	5.5		5.6		5.8		5.8
Annual yield on investment securities (tax equivalent)	5.53%		5.46%		5.26%		5.32%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 17% on an annualized basis, when adding back the impact from the planned runoff of m2 loans and leases during the first nine months of 2025. The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	September 30, 2025		June 30, 2025		December 31, 2024		September 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$386,674	5%	$380,029	5%	$387,991	6%	$387,409	6%
C&I - other	1,330,668	19%	1,375,689	20%	1,514,932	22%	1,410,081	21%
CRE - owner occupied	586,578	8%	593,675	9%	605,993	9%	622,072	9%
CRE - non-owner occupied	1,053,732	15%	1,036,049	15%	1,077,852	16%	1,103,694	16%
Construction and land development	1,544,765	22%	1,529,022	22%	1,313,543	19%	1,256,176	18%
Multi-family	1,503,596	21%	1,251,763	18%	1,132,110	17%	1,297,772	19%
Direct financing leases	11,090	-%	12,880	-%	17,076	-%	19,241	-%
1-4 family real estate	599,838	8%	592,253	9%	588,179	9%	587,512	9%
Consumer	161,980	2%	153,564	2%	146,728	2%	144,845	2%
Total loans/leases	$7,178,921	100%	$6,924,924	100%	$6,784,404	100%	$6,828,802	100%
Less allowance	(88,770)		(88,732)		(89,841)		(86,321)
Net loans/leases	$7,090,151		$6,836,192		$6,694,563		$6,742,481

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family based on nature of the loan. As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis. Approximately 46% of the CRE loan portfolio consists of LIHTC loans, all of which are performing and all of which are pass rated.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of September 30, 2025:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $225.5 million or 3.0% of total loans at September 30, 2025.

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2025		2025		2024		2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$2,244,966	46%	$2,057,244	45%	$1,778,488	41%	$1,913,797	43%
Lessors of nonresidential buildings	729,435	15%	701,754	15%	679,480	16%	644,044	14%
Lessors of residential buildings - non LIHTC	529,653	11%	507,213	11%	535,671	12%	541,451	12%
Hotels	148,352	3%	131,404	3%	141,005	3%	137,413	3%
New housing for-sale builders	73,404	1%	69,926	1%	71,437	2%	63,586	2%
Other *	1,161,048	24%	1,149,458	25%	1,134,201	26%	1,189,604	26%
Other - LIHTC	5,738	-%	1,442	-%	1,452	-%	6,008	-%
Total CRE loans	$4,892,596	100%	$4,618,441	100%	$4,341,734	100%	$4,495,903	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $63.9 million, or approximately 1.3% of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of September 30,				As of June 30,				As of December 31,
	2025				2025				2024
	Delinquency Status*			% of	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,795,587	$37	$4,795,624	98%	$4,517,284	$—	$4,517,284	98%	$4,248,186	$—	$4,248,186	98%
Special Mention	56,455	—	56,455	1%	52,551	—	52,551	1%	34,835	—	34,835	1%
Substandard	28,027	12,490	40,517	1%	37,672	10,934	48,606	1%	41,955	16,758	58,713	1%
Doubtful	—	—	—	0%	—	—	—	0%	—	—	—	0%
	$4,880,069	$12,527	$4,892,596	100%	$4,607,507	$10,934	$4,618,441	100%	$4,324,976	$16,758	$4,341,734	100%

As a percentage of total CRE portfolio	99.74%	0.26%	100%		99.76%	0.24%	100%		99.61%	0.39%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

The Company’s construction and land development loan portfolio includes the following:

	As of
	September 30, 2025		June 30, 2025		December 31, 2024		September 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$1,028,978	67%	$1,075,000	70%	$917,986	70%	$913,841	73%
Construction (commercial)	425,446	28%	366,303	24%	312,288	23%	283,990	22%
Land development	77,585	5%	78,530	5%	72,644	6%	48,193	4%
Construction (non-commercial residential)	12,756	1%	9,189	1%	10,625	1%	10,152	1%
Total construction and land development	$1,544,765	101%	$1,529,022	100%	$1,313,543	100%	$1,256,176	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

The remaining 1-4 family real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and to recognize noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2025		2025		2024		2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$50,159	23%	$57,120	23%	$81,575	23%	$81,575	23%
Construction - General	17,045	8%	20,003	8%	25,559	7%	25,559	7%
Trailers	12,734	6%	14,624	6%	21,638	6%	21,638	6%
Computer Equipment	12,625	6%	13,883	5%	17,765	5%	17,765	5%
Tractor	12,464	6%	14,082	6%	20,353	6%	20,353	6%
Food Processing Equipment	10,564	5%	12,578	5%	14,829	4%	14,829	4%
Marine - Travelifts	10,059	5%	10,733	4%	13,574	4%	13,574	4%
Manufacturing - General	9,862	4%	11,577	5%	17,490	5%	17,490	5%
Freightliners	7,116	3%	8,811	3%	15,478	4%	15,478	4%
Manufacturing - CNC	6,107	3%	6,904	3%	8,558	2%	9,324	3%
Other *	69,231	31%	79,702	32%	116,441	34%	115,675	33%
Total m2 loans and leases	$217,966	100%	$250,017	100%	$353,260	100%	$353,260	100%

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

Changes in the ACL for loans/leases for the three and nine months ended September 30, 2025 and 2024 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(dollars in thousands)

Balance, beginning	$88,732	$87,706	$89,841	$87,200
Change in ACL for the transfer of loans to LHFS	—	(1,812)	—	(4,691)
Provision	4,225	3,828	13,635	11,907
Charge-offs	(4,746)	(3,871)	(16,180)	(9,182)
Recoveries	559	470	1,474	1,087
Balance, ending	$88,770	$86,321	$88,770	$86,321

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2025 and 2024 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(dollars in thousands)

Balance, beginning	$7,140	$10,360	$8,273	$9,529
Provisions (credited) to expense	80	(344)	(1,053)	487
Balance, ending	$7,220	$10,016	$7,220	$10,016

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company recorded a provision on credit losses related to OBS exposures in the third quarter of 2025 of $80 thousand driven by an increase in the balance of unfunded commitments. At September 30, 2025, the allowance for OBS exposures was $7.2 million.

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024

	(dollars in thousands)

Special Mention	$76,750	$68,621	$73,636	$80,121
Substandard/Classified loans***	67,319	81,040	84,930	70,022
Doubtful/Classified loans***	—	—	—	—
Criticized Loans **	$144,069	$149,661	$158,566	$150,143

Criticized Loans as a % of Total Loans/Leases	2.01%	2.16%	2.34%	2.20%
Classified Loans as a % of Total Loans/Leases	0.94%	1.17%	1.25%	1.03%

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

Criticized loans as a percentage of loans and leases decreased 0.15% while classified loans as a percentage of loans and leases decreased 0.23% from June 30, 2025 to September 30, 2025 due to certain large loans that were paid off. Both criticized and classified loans as a percentage of loans and leases decreased from December 31, 2024 to September 30, 2025 due to these payoffs. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
ACL for loans/leases / Total loans/leases held for investment	1.24%	1.28%	1.32%	1.30%
ACL for loans/leases / NPLs	210.31%	208.84%	202.57%	248.21%

Although management believes that the ACL at September 30, 2025 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and equipment financing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024

	(dollars in thousands)

Nonaccrual loans/leases (1)	$42,167	$42,482	$40,080	$33,480
Accruing loans/leases past due 90 days or more	43	7	4,270	1,298
Total NPLs	42,210	42,489	44,350	34,778
OREO	—	62	661	542
Other repossessed assets	510	113	543	369
Total NPAs	$42,720	$42,664	$45,554	$35,689

NPLs to total loans/leases	0.59%	0.61%	0.65%	0.51%
NPAs to total loans/leases plus repossessed property	0.60%	0.62%	0.67%	0.52%
NPAs to total assets	0.45%	0.46%	0.50%	0.39%
Nonaccrual loans/leases to total loans/leases	0.59%	0.61%	0.59%	0.49%
ACL to nonaccrual loans	210.49%	208.84%	224.15%	257.83%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at September 30, 2025 were $42.7 million, remaining stable from June 30, 2025, and an increase of $7.0 million from September 30, 2024.  The ratio of NPAs to total assets was 0.45% at September 30, 2025, a decrease from 0.46% at June 30, 2025, and an increase from 0.39% at September 30, 2024.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Total deposits increased by $61.7 million during the third quarter of 2025.

The table below presents the composition of the Company's deposit portfolio:

	As of
	September 30, 2025		June 30, 2025		December 31, 2024		September 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$931,774	13%	$952,032	13%	$921,160	13%	$969,348	14%
Interest bearing demand deposits	5,176,364	69%	5,087,783	70%	4,828,216	68%	4,715,087	68%
Time deposits	1,004,980	14%	974,341	13%	953,496	14%	942,847	13%
Brokered deposits	266,950	4%	304,197	4%	358,315	5%	357,351	5%
	$7,380,068	100%	$7,318,353	100%	$7,061,187	100%	$6,984,633	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.5 billion, or 33.4% of all deposits, as of September 30, 2025.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.6 billion and $1.5 billion as of September 30, 2025 and 2024, respectively.

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

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024

	(dollars in thousands)

Federal funds purchased	$2,850	$1,350	$1,800	$2,750

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
	(dollars in thousands)

Term FHLB advances	$145,383	$145,383	$145,383	$145,383
Overnight FHLB advances	145,000	80,000	140,000	230,000
	$290,383	$225,383	$285,383	$375,383

The Company had no change in term FHLB advances from June 30, 2025 to September 30, 2025.  The Company had an increase in overnight FHLB advances of $65.0 million from June 30, 2025 to September 30, 2025.  The increase was primarily due to strong loan and investment growth resulting in higher funding needs during the third quarter of 2025.  The Company had an increase in overnight FHLB advances of $5.0 million from December 31, 2024 to September 30, 2025 due to loan growth.

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

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	September 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2025	$178,345	4.32%	$338,462	4.59%
2026	127,252	4.45	53,240	4.91
2027	87,333	4.45	87,358	4.45
2028	97,499	4.29	97,639	4.29
2029	66,904	3.30	66,999	3.30
Thereafter	—	—	—	—
Total Wholesale Funding	$557,333	4.25%	$643,698	4.42%

During the first nine months of 2025, wholesale funding decreased $86.4 million due to deposit growth.

The Company renewed its revolving credit note in the second quarter of 2025.  At renewal, the available amount under the line of credit increased from $50.0 million to $60.0 million for which there was no outstanding balance as of September 30, 2025.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company had other borrowings totaling $130.6 million as of September 30, 2025. In August 2025, the Company pledged a portion of its HTM municipal securities in exchange for term borrowings through a repurchase agreement. The repurchase agreements are reported as secured borrowings as we maintain effective control of the financed assets.  There

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

were no other borrowings as of September 30, 2024.  See Note 6 to the Consolidated Financial Statements for additional information.

The Company had subordinated notes totaling $234.0 million and $233.4 million as of September 30, 2025 and 2024, respectively.  The Company redeemed and issued subordinated notes in the third quarter of 2025.  See Note 7 to the Consolidated Financial Statements for additional information.

The Company had junior subordinated debentures totaling $49.0 million and $48.8 million as of September 30, 2025 and 2024, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024

	(dollars in thousands)

Common stock	$16,839	$16,935	$16,882	$16,861
Additional paid in capital	375,319	376,571	374,975	373,812
Retained earnings	747,323	717,956	665,171	635,589
AOCI	(52,566)	(60,908)	(59,641)	(49,642)
Total stockholders' equity	$1,086,915	$1,050,554	$997,387	$976,620

TCE / TA ratio (non-GAAP)*	9.97%	9.92%	9.55%	9.24%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of September 30, 2025 and 2024, no preferred stock was outstanding.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. 115,735 shares of common stock were repurchased under the share repurchase program during the third quarter of 2025.  There were 645,180 shares of common stock remaining for repurchase under the share repurchase program as of September 30, 2025.  All shares repurchased under the share repurchase program were retired.

On October 20, 2025, board of directors of the Company approved a new share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new share repurchase program does not have an expiration date, and replaced the share repurchase program approved in 2022. The share repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the share repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $237.6 million and $263.0 million at September 30, 2025 and 2024, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At September 30, 2025, the subsidiary banks had 26 lines of credit totaling $911.2 million with upstream correspondent banks, of which $470.4 million was secured and $440.8 million was unsecured. At September 30, 2025, the Company had the full $911.2 million available under these lines of credit.

At December 31, 2024, the subsidiary banks had 27 lines of credit totaling $1.2 billion, of which $746.7 million was secured and $450.8 million was unsecured. At December 31, 2024, $1.2 billion was available under these lines of credit.

The Company has emphasized growing the number and amount of available lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $60.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2026.  At September 30, 2025, the full $60.0 million was available.

As of September 30, 2025, the Company had $951.8 million in actual correspondent banking deposits spread over 189 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $544.1 million during the first nine months of 2025, compared to $670.0 million for the same period of 2024. The net decrease in federal funds sold was $5.0 million for the first nine months of 2025, compared to a net decrease of $22.2 million for the same period of 2024. The net decrease in interest-bearing deposits at financial institutions was $5.6 million for the first nine months of 2025, compared to a net increase of $41.0 million for the same period of 2024. Proceeds from calls, maturities, and paydowns of securities were $63.9 million for the first nine months of 2025, compared to $48.8 million for the same period of 2024. Purchases of securities used cash of $170.5 million for the first nine months of 2025, compared to $148.1 million for the same period of 2024. There were no proceeds from the sale of securities for the first nine months of 2025, compared to proceeds of $445 thousand for the same period of 2024. The net increase in loans/leases used cash of $407.5 million for the first nine months of 2025 compared to a net increase in loans of $525.3 million for the same period of 2024.

Financing activities provided cash of $443.9 million for the first nine months of 2025, compared to $409.5 million for same period of 2024.  Net increases in deposits totaled $318.9 million for the first nine months of 2025, compared to net increases in deposits of $470.6 million for the same period of 2024. During the first nine months of 2025, the Company's short-term borrowings increased $1.1 million compared to an increase in short-term borrowings of $1.3 million for the same period of 2024. Net increase in overnight advances totaled $5.0 million for the first nine months of 2025 as compared to net decrease of $70.0 million for the same period of 2024. Proceeds from other borrowings were $130.6 million for the first nine months of 2025.  There were no proceeds from other borrowings in the first nine months of 2024. Repurchase

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

and cancellation of shares in the first nine months of 2025 totaled $9.0 million, as compared to no repurchase and cancellation of shares in the first nine months of 2024.

Total cash provided by operating activities was $86.1 million for the first nine months of 2025, compared to net cash provided by operating activities of $267.2 million for the same period of 2024.

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

As of September 30, 2025 and December 31, 2024, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 12 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Rapid technological changes implemented by us and our third-party vendors, including the development and implementation of tools incorporating artificial intelligence.
●	Unexpected results of acquisitions, including failure to realize the anticipated benefits of the acquisitions and the possibility that transaction and integration costs may be greater than anticipated.
●	The loss of key executives and employees, talent shortages and employee turnover.
●	Changes in consumer spending.
●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.
●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates.
●	Credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).
●	The overall health of the local and national real estate market.
●	The ability to maintain an adequate level of allowance for credit losses on loans.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds.
●	The level of non-performing assets on our balance sheet.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	The occurrence of fraudulent activity, breaches or failures of our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud.
●	Changes in the interest rates and repayment rates of the Company’s assets.
●	The effectiveness of our risk management framework.
●	The effects of the current U.S. government shutdown, including the impact of prolonged closures or staffing reductions at government agencies effecting our business (for instance, the U.S. Department of Housing and Urban Development involvement with our LIHTC lending business).
●	The ability of the Company to manage the risks associated with the foregoing.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE IN YEAR 1
		As of September 30,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2025	2024

300 basis point downward parallel shock	(30.0)%	1.8%	4.8%
200 basis point downward parallel shift	(10.0)%	1.0%	2.3%
200 basis point upward parallel shift	(10.0)%	(1.1)%	(3.2)%
300 basis point upward parallel shock	(30.0)%	(3.5)%	(9.2)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2025 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2025. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. 115,735 shares of common stock were repurchased under the share repurchase program during the third quarter of 2025. All shares repurchased under the share repurchase program during the third quarter were retired. On October 20, 2025, board of directors of the Company approved a new share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new share repurchase program does not have an expiration date, and replaced the share repurchase program approved in 2022.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

July 1-31, 2025	—	$-	1,539,085	760,915
August 1-31, 2025	26,200	77.06	1,565,285	734,715
September 1-30, 2025	89,535	77.85	1,654,820	645,180

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

4.1

Form of 6.875% Fixed-to-Floating Rate Subordinated Note due 2035 (incorporated by reference to Exhibit A to the Note Purchase Agreement filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 15, 2025).

4.2

Form of 7.225% Fixed-to-Floating Rate Subordinated Note due 2037 (incorporated by reference to Exhibit B to the Note Purchase Agreement filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 15, 2025).

10.1

Form of Subordinated Note Purchase Agreement, dated September 15, 2025, by and between QCR Holdings, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 15, 2025).

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended September 30, 2025 and September 30, 2024; (iii) Consolidated Statements of Income for the nine months ended September 30, 2025 and September 30, 2024; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024; (v) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2025 and September 30, 2024; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and September 30, 2024; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 7, 2025	/s/ Todd A. Gipple
Todd A. Gipple
President & Chief Executive Officer

Date	November 7, 2025	/s/ Nick W. Anderson
Nick W. Anderson
Chief Financial Officer

Date	November 7, 2025	/s/ Brittany N. Whitfield
Brittany N. Whitfield
Chief Accounting Officer