Form 10-K
period 2025-12-31
QCR HOLDINGS INC
filed 2026-02-27
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,122,163,334.

As of February 12, 2026 the Registrant had outstanding 16,730,722 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2026.

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

Part I

Item 1.    Business

General. QCR Holdings, Inc. is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. In 2016, the Company elected to operate as a financial holding company under the BHCA. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny and Springfield communities through the following four wholly-owned banking subsidiaries (collectively, the “Banks”), which provide full-service commercial and consumer banking and trust and asset management services:

●	Quad City Bank & Trust (“QCBT”), which is based in Bettendorf, Iowa, and commenced operations in 1994;
●	Cedar Rapids Bank & Trust (“CRBT”), which is based in Cedar Rapids, Iowa, and commenced operations in 2001;
●	Community State Bank (“CSB”), which is based in Ankeny, Iowa, and was acquired in 2016; and
●	Guaranty Bank (“GB”), which is based in Springfield, Missouri, and was acquired in 2018.

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

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full-service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $2.71 billion and $2.59 billion as of December 31, 2025 and 2024, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CRBT originally commenced operations in Cedar Rapids in June 2001, as a branch of QCBT under QCBT’s banking charter.  In September of 2001, the Cedar Rapids branch obtained its own banking charter and began operating as CRBT.  Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Marion and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $2.86 billion and $2.61 billion as of December 31, 2025 and 2024, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines, Iowa and adjacent communities through its headquarters located in Ankeny, Iowa and its eight other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $1.72 billion and $1.53 billion as of December 31, 2025 and 2024, respectively.

GB is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. GB, formerly known as Springfield First Community Bank, was acquired by the Company in 2018. GB provides full-service commercial and consumer banking to the Springfield and Joplin, Missouri area and adjacent communities through its headquarters located in Springfield, Missouri and its thirteen other branch facilities throughout the greater Springfield and Joplin area. GB had total segment assets of $2.41 billion and $2.34 billion as of December 31, 2025 and 2024, respectively.

Other Operating Subsidiaries. m2, which is based in Waukesha, Wisconsin, is engaged in the business of lending and leasing machinery and equipment to C&I businesses under direct financing lease contracts and equipment financing agreements.  In September 2024, the Company announced the decision to discontinue offering new loans and leases through m2.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2025 and 2024:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2025	December 31, 2024	Interest Rate	December 31, 2025	December 31, 2024

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month SOFR	6.78%	7.72%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month SOFR	6.78%	7.72%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month SOFR	5.72%	6.47%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month SOFR	6.13%	6.79%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month SOFR	5.73%	6.37%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month SOFR	5.73%	6.37%
Guaranty Statutory Trust II*	December 2005	10,310	10,310	1.45% over 3-month SOFR	5.59%	6.23%
		$50,520	$50,520	Weighted Average Rate	6.11%	6.88%

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

The Company and its subsidiaries collectively employed 1,004 and 980 FTEs at December 31, 2025 and 2024, respectively.

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

Lending. The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals, and government agencies. The subsidiary banks actively market their services to qualified lending and deposit clients. Officers actively solicit the business of new clients entering their market areas as well as long-standing members of the local business community. The Company has an established lending policy which includes a number of underwriting factors to be considered in making a loan, including, but not limited to, location, loan-to-value ratio, cash flow, collateral and the credit history of the borrower.

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $49.2 million, $72.8 million, and $32.2 million, respectively, as of December 31, 2025. In accordance with Missouri regulation, the legal lending limit to one borrower for GB, calculated as 15% of aggregate capital, totaled $46.3 million as of December 31, 2025.

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

	High Quality	Medium Quality	Low Quality
	(Risk Ratings 1-3)	(Risk Rating 4)	(Risk Ratings 5-8)

	(dollars in thousands)

QCBT	$23,000	$19,000	$13,000
CRBT	$23,000	$19,000	$13,000
CSB	$12,750	$11,000	$7,250
GB	$23,000	$19,000	$13,000
QCRH Consolidated	$35,000	$26,000	$16,000

The QCRH Consolidated amount represents the maximum amount of credit that all affiliated banks, when combined, will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

In 2024, the Company discontinued offering new loans and leases through m2.

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

Specifically, each subsidiary bank’s total loans as a percentage of total assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2025 for the loan portfolio organized by top industries, reflected as a percentage of the subsidiary bank’s risk based capital:

	QCBT		CRBT		CSB		GB
	Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Industry *	Policy	2025	Policy	2025	Policy	2025	Policy	2025

Accommodation and Food Service	25%	2%	N/A	N/A	N/A %	N/A	N/A	N/A
Agriculture, Forestry, Fishing and Hunting	N/A	N/A	N/A	N/A	N/A %	N/A	50%	7%
Construction	50%	12%	50%	29%	50%	24%	50%	15%
Educational Services	25%	5%	N/A	N/A	N/A %	N/A	N/A	N/A
Finance and Insurance	25%	8%	50%	27%	50%	6%	50%	—%
Health Care and Social Assistance	50%	22%	50%	9%	50%	17%	50%	3%
Management of Companies and Enterprises (includes Bank Stock Loans)	75%	68%	N/A	N/A	N/A %	N/A	N/A	N/A
Manufacturing	50%	20%	100%	27%	100%	18%	100%	15%
Other Services (Except Public Administration)	N/A	N/A	50%	11%	25%	18%	50%	9%
Professional, Scientific, and Technical Services	N/A	N/A	50%	10%	25%	17%	50%	6%
Public Administration	50%	11%	50%	22%	60%	14%	50%	4%
Real Estate and Rental Leasing	N/A	N/A	N/A	N/A	25%	12%	25%	—%
Retail Trade	50%	11%	25%	12%	N/A %	N/A	25%	11%
Transportation and Warehousing	N/A	N/A	50%	20%	25%	6%	40%	7%
Wholesale Trade	50%	27%	100%	41%	50%	27%	100%	16%
National Syndicated Loans	25%	—%	25%	16%	25%	5%	25%	4%

Total loans as a percent of total assets	85%	68%	85%	70%	85%	76%	85%	77%

*   Each subsidiary bank defines its top loan industries. Industries are based on NAICS codes. If a subsidiary bank does not consider an industry a top industry at their charter, it is represented by “n/a.”

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2025 and 2024. Residential real estate loans held for sale are included in residential real estate loans below.

									Consolidated
	QCBT		CRBT		CSB		GB		Total
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2025
C&I - revolving	$115,685	6%	$131,743	7%	$63,316	5%	$73,912	4%	$384,656	5%
C&I - other	530,717	26%	423,161	21%	175,784	14%	189,204	10%	1,318,866	18%
CRE - owner occupied	166,158	8%	149,278	8%	79,718	6%	182,198	10%	577,352	8%
CRE - non-owner occupied	131,287	6%	215,692	11%	207,013	16%	482,663	26%	1,036,655	15%
Construction and land development	342,652	17%	303,058	15%	318,103	25%	344,609	18%	1,308,422	18%
Multi-family	435,229	22%	631,958	32%	320,590	25%	381,554	20%	1,769,331	25%
Direct financing leases	9,533	—%	—	—%	—	—%	—	—%	9,533	—%
1-4 family real estate	252,269	13%	107,393	5%	99,854	8%	144,167	8%	603,683	9%
Consumer	47,329	2%	26,587	1%	16,658	1%	67,883	4%	158,457	2%
	$2,030,859	100%	$1,988,870	100%	$1,281,036	100%	$1,866,190	100%	$7,166,955	100%

As of December 31, 2024
C&I - revolving	$100,344	5%	$136,542	8%	$68,628	6%	$82,477	5%	$387,991	6%
C&I - other	651,306	32%	436,966	24%	188,185	16%	238,475	13%	1,514,932	22%
CRE - owner occupied	161,474	8%	135,643	8%	91,352	8%	217,524	12%	605,993	9%
CRE - non-owner occupied	180,253	9%	216,188	12%	205,531	18%	475,880	26%	1,077,852	16%
Construction and land development	360,593	17%	311,149	18%	307,607	27%	334,194	18%	1,313,543	19%
Multi-family	289,091	14%	404,800	23%	189,093	16%	249,126	14%	1,132,110	17%
Direct financing leases	17,076	1%	—	—%	—	—%	—	—%	17,076	—%
1-4 family real estate	244,783	12%	100,334	6%	91,849	8%	151,213	8%	588,179	9%
Consumer	44,006	2%	19,845	1%	17,144	1%	65,733	4%	146,728	2%
	$2,048,926	100%	$1,761,467	100%	$1,159,389	100%	$1,814,622	100%	$6,784,404	100%

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

In an effort to manage interest rate risk, the subsidiary banks will consider entering into back-to-back interest rate swaps with select commercial borrowers. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the banks receive a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. The banks enter an interest rate swap with the commercial borrower and an equal and offsetting interest rate swap with a larger financial institution counterparty. The Company has an increased focus on this business which has led to significantly increased noninterest income, stronger overall loan growth, and improved management of its interest rate risk.  The Company executes these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from year to year.  Future levels of swap fee income can be somewhat dependent upon prevailing interest rates and other market activity.

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

The following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2025 and 2024:

	2025	2024
	Amount	Amount
	(dollars in thousands)

Lessors of Residential Buildings and Dwellings	$278,656	$334,182
Offices of Bank Holding Companies	146,973	107,449
Solar Electric Power Generation	106,081	108,083
Administration of Urban Planning and Community and Rural Development	88,263	108,117
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	81,793	68,179

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

***   Some real estate transactions may offer a swap option whereby the maximum term is generally 20 years.

**** Generally, the maximum term is 12 months but can be 15 months with credit risk committee monthly review.

The Company’s lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards based on certain transactions. In addition, the subsidiary banks often take personal guarantees to help assure repayment.

Approximately 46% of the CRE portfolio is comprised of LIHTC loans. The Company has experienced no historical losses on the LIHTC portfolio and as of December 31, 2025, all LIHTC loans were performing. Additionally, the Company has completed four securitizations of LIHTC loans to manage the Company’s CRE exposure. See Note 4 to the Consolidated Financial Statements for more information on these securitizations.

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2025 and 2024, approximately 12% and 14% of the CRE loan portfolio was owner-occupied, respectively.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied CRE lending exceeds 300% of total risk-based capital and outstanding balances have increased 50% or more during the prior 36 months or construction, land development and other land loans exceed 100% of total risk-based capital.

In addition, the banks have established policy limits around non-owner occupied CRE and total construction, land development and other land loans.

	Non-owner CRE Loans/TRBC	Total Construction, Land Development and Other Land Loans/TRBC
QCBT	300%	100%
CRBT	400%	100%
CSB	400%	200%
GB	450%	100%

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2025 and 2024:

	As of December 31,		As of December 31,
	2025		2024
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$2,196,023	46%	$1,778,488	41%
Lessors of nonresidential buildings	712,429	15%	679,480	16%
Lessors of residential buildings - non LIHTC	481,979	10%	535,671	12%
Hotels	182,383	4%	141,005	3%
New housing for-sale builders	89,011	2%	71,437	2%
Other *	1,129,364	23%	1,134,201	26%
Other - LIHTC	9,167	-%	1,452	-%
Total CRE loans	$4,800,356	100%	$4,341,734	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $64.7 million, or 1.3%, of total CRE loans as of December 31, 2025.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of December 31,				As of December 31,
	2025				2024
	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,729,162	$37	$4,729,199	98%	$4,248,186	$—	$4,248,186	98%
Special Mention	34,712	—	34,712	1%	34,835	—	34,835	1%
Substandard	26,923	9,522	36,445	1%	41,955	16,758	58,713	1%
Doubtful	—	—	—	0%	—	—	—	0%
	$4,790,797	$9,559	$4,800,356	100%	$4,324,976	$16,758	$4,341,734	100%

As a percentage of total CRE portfolio	99.80%	0.20%	100%		99.61%	0.39%	100%

The Company’s construction and land development loan portfolio included the following:

	As of
	December 31, 2025		December 31, 2024
	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$741,531	56%	$917,986	70%
Construction (commercial)	486,156	37%	312,288	23%
Land development	73,732	6%	72,644	6%
Construction (non-commercial residential)	7,003	1%	10,625	1%
Total construction and land development	$1,308,422	100%	$1,313,543	100%

Following is a breakdown of non-owner-occupied income-producing CRE by property type as of December 31, 2025 and 2024:

	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$2,533,095	64%	$1,877,467	58%
Retail	282,921	7%	242,144	7%
Industrial/warehouse	203,766	5%	207,476	6%
Office	202,770	5%	183,066	6%
Hotel/motel	170,886	4%	138,112	4%
Other	578,024	15%	609,963	19%
Total income-producing CRE	$3,971,462	100%	$3,258,228	100%

Included in multi-family non-owner-occupied income-producing CRE is $1.9 billion of LIHTC loans which are financing for low-income housing tax credit real estate projects.  These loans generally have a maximum term of 20 years.  Considering the longer duration, the subsidiary banks enter into a back-to-back interest rate swap to provide the borrower a long-term fixed interest rate while the subsidiary banks receive a variable interest rate and an upfront nonrefundable fee dependent on market pricing.  In addition, the financing structure of the LIHTC permanent loans includes a tax credit equity investment that strengthens the overall credit profile.  Including the value of the real estate and the LIHTCs, the loan-to-values of the LIHTC permanent loans are typically in the range of 25% to 65%.  Lastly, the Company has policy limits on maximum exposure amounts to single developers.

As of December 31, 2025 and 2024, the portion of the Company’s construction portfolio that is considered non-residential construction is summarized by property types as follows:

	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$918,137	77%	$1,006,094	87%
Office	42,525	4%	23,714	2%
Industrial/warehouse	36,389	3%	24,940	2%
Hotel/motel	36,369	3%	14,387	1%
Retail	21,527	2%	6,844	1%
Other	130,121	11%	81,337	7%
Total non-residential construction loans	$1,185,068	100%	$1,157,316	100%

Included in multi-family non-residential construction is $789.3 million of LIHTC construction loans which provide financing for the construction of both new LIHTC real estate projects and the rehabilitation of existing LIHTC real estate projects.  Most of these will convert to LIHTC permanent loans upon completion of construction.

Additionally, the Company had approximately $112.4 million and $101.0 million of residential construction loans outstanding as of December 31, 2025 and 2024, respectively. Of this amount, approximately 76% was considered speculative, while 24% was pre-sold at December 31, 2025, and approximately 72% was considered speculative, while 28% was pre-sold at December 31, 2024.

Direct Financing Leasing

m2 leased machinery and equipment to C&I customers under direct financing leases. In September 2024, the Company announced the decision to discontinue offering new loans and leases through m2. All lease requests were subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee was performed.

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

	For the year ended December 31,
	2025	2024	2023
	(dollars in thousands)

Originations of residential real estate loans	$124,679	$113,223	$105,785
Sales of residential real estate loans	$86,365	$86,133	$68,271
Percentage of sales to originations	69%	76%	65%

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

Human Capital Resources.  At the Company, people are our greatest strength. When employees are happy, healthy, and engaged, we believe everything else falls into place. In 2025, we introduced our Happy, Healthy, Engaged Employees initiative to align and elevate all efforts that support the employee experience to support the recruitment, development and retention of our employees.

As of December 31, 2025, the Company employed 967 full-time employees and 72 part-time employees across all locations.  None of our employees are represented by a collective bargaining unit.

The Company invests heavily in developing talent and preparing the next generation of leadership. We prioritize internal mobility filling roles through promotions and internal transfer whenever possible and supporting continual learning through regular performance and development conversations. In coordination with their manager, employees have access to internal training programs, mentorship, professional development, educational reimbursement for degree and certification programs, and opportunities to participate in seminars, conferences, and job-related events.

Our compensation philosophy centers on providing a market-competitive total rewards program that attracts and retains exceptional talent. In addition to competitive base pay, employees benefit from annual bonus opportunities, an employee stock purchase plan, a Company-matched 401(k) plan, comprehensive healthcare and insurance coverage, health savings and flexible spending accounts, paid time off, floating holidays, family leave, sabbaticals, flexible work schedules, an employee assistance program, an adoption assistance program and a broad suite of wellness programs.

The Company fosters a culture where all employees feel welcomed, valued, and recognized. We are committed to inclusion and believe that diversity of all kinds strengthens our organization and the communities we serve. Recent initiatives have included a dedicated inclusion section within our annual employee engagement survey and multiple inclusion-focused sessions and events across our entities, led by our Inclusion Committees.

We continuously measure engagement to understand employee sentiment and strengthen our culture. In 2025, 91% of employees participated in the annual engagement survey. The Company also achieved an 82% engagement score, outperforming the national benchmark of 73%, the average engagement score of companies in the financial services industry per Culture Amp.  Culture Amp is a leading employee experience SaaS platform that helps over 6,000 companies measure and improve employee engagement via surveys that offer science-backed survey templates to understand employee sentiment.

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

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield/Joplin, Missouri markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, financial technology, or fintech companies, digital asset service providers, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to traditional banking services. The Company also competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

Appendices. The commercial banking business is a highly regulated business. See Appendix A “Supervision and Regulation” for a discussion of the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

Internet Site, Securities Filings and Governance Documents. The Company maintains an Internet site at www.qcrh.com. The Company makes available free of charge through this site its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. These filings are available at https://qcrh.com/financials/sec-filings/default.aspx. Also available are many of the Company’s corporate governance documents, including its Business Code of Conduct and Ethics Policy (https://qcrh.q4ir.com/governance/documents/default.aspx).

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

In 2025, the FOMC decreased the target range for the federal funds rate from 4.25% to 4.50% to a range of 3.50% to 3.75%.   Any future changes in monetary policy by the FOMC, in an effort to stimulate the economy or otherwise, resulting in changes to interest rates would likely affect net interest income over time, which could adversely affect our results of operations. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments including conflicts in the Middle East, the Russian invasion of Ukraine, and the recent military activity in Venezuela, and resulting disruptions in political systems and the global energy market, changes in foreign relations, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may maintain interest rates at levels which may limit economic growth and potentially cause an economic recession.  This could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2025, we had gross unrealized losses of $164.5 million, or 12.9% of amortized cost, in our investment portfolio (offset by gross unrealized gains of $26.5 million). If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.  Our securities portfolio has an average duration of 5.4 years, so we expect an increase in unrealized losses if interest rates increase in 2026.

The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders’ equity. We maintained a balance of $1.3 billion, or 14% of our assets, in investment securities at December 31, 2025. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record a provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the value of investment securities is impaired, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2025 were primarily a function of the changes in certain market interest rates.

A large percentage of our investment securities has fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the level of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets.  This imbalance can create significant earnings volatility because interest rates change over time. As interest rates increased during the most recent Federal Reserve rate increase cycle, our cost of funds increased more rapidly than yields on a substantial portion of our interest-earning assets. The market value of our fixed rate assets, including our investment securities, may continue to be impacted by changes in the interest rate environment.  The cost of our interest bearing liabilities may be similarly affected by changes in the rates we pay on our deposit products to stay competitive within our market.  In addition, our borrowing costs may be affected by changes in the federal funds rate. Community banks rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

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

The interest rate swap market is dependent upon market conditions. If the shape of the yield curve shifts significantly, interest rate swap transactions may no longer make sense for the Company and/or its customers. Interest rate swaps are generally appropriate for commercial customers with a certain level of expertise and comfort with derivatives, so our success is dependent upon the ability to make loans to these types of commercial customers. Additionally, our ability to execute interest rate swaps is also dependent upon counterparties that are willing to enter into the interest rate swap that is equal and offsetting to the interest rate swap we enter into with the commercial customer.  The mix of loans with interest rate swaps are heavily weighted towards LIHTC permanent loans.  Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers and the size of the related nonrefundable swap fee may fluctuate on the interest rate environment.

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

Our interest rate contracts expose us to, among others:

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

The U.S. has recently experienced elevated levels of inflation, with the consumer price index having stabilized lower at 2.7% at the end of 2025.  Elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse.  For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense.  In addition, if interest rates rise in response to elevated levels of inflation, the value of our securities portfolio could be negatively impacted. Elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business. The duration and severity of the current inflationary period cannot be estimated with precision.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have continued to observe an overall tightening and competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

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

Changes in policy and at banking agencies, including changes in interpretation and prioritization, occur over time through policy and personnel changes following federal- and state-level elections, which lead to changes involving the level of oversight and focus on the financial services industry.  The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain in connection with a change in presidential administration.  Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, changing foreign relations, geopolitical developments such as ongoing conflicts in the Middle East, the Russian invasion of Ukraine and the recent military activity in Venezuela, and resulting disruptions in the global energy market, tight labor market conditions domestically, supply chain issues both domestically and internationally and potential changes to tariffs, immigration policy and tax or other financial regulations, uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

There are risks inherent in making any loan, including risks inherent in dealing with specific borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department and an external third party. However, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events effects on certain industries.  Therefore, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

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

C&I loans were $1.7 billion, or approximately 24% of our total loan/lease portfolio, as of December 31, 2025. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than the other types of loans to adverse conditions in the general economy.  For example, during the COVID-19 pandemic, the cumulative effects of decreased economic activity, changes in the economy and overall business environment, labor availability shortages and supply chain constraints adversely affected C&I loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors, particularly if general economic conditions worsen.

Most often, the collateral for C&I loans is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. As a result of recent elevated interest rates and other factors, we have observed a corresponding decline in the value of commercial real estate securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $4.8 billion, or approximately 67% of our total loan/lease portfolio, as of December 31, 2025. Of this amount, $577.4 million, or approximately 12%, was owner-occupied and $2.2 billion, or approximately 46%, were LIHTC loans. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of factors including interest rates and market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets, or which disproportionately affect a class of borrower, could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy as a result of the shift to remote and hybrid work environments,  or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We are a bank holding company, and our operations are primarily conducted by the subsidiary Banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from the Banks. Our ability to receive dividends or loans from the Banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of the Banks in the event of a liquidation or reorganization of any of the Banks would be subject to the claims of the creditors of such Bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2025, the Banks had deposits, borrowings and other liabilities in the aggregate of approximately $8.3 billion.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for credit losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2025, our allowance as a percentage of gross loans/leases held for investment was 1.26%, and as a percentage of total NPLs was 213.08%.

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.27% for the year ended December 31, 2025. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2025 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

Competitive and Strategic Risks

We face intense competition in all phases of our business from other banks, financial institutions and non-bank financial services providers, including digital asset service providers.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, fintech companies, digital asset service providers, money market mutual funds, credit unions, online lenders and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. In addition, trends in financial and business reporting, including ESG related disclosures, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

Operational Risks

The Company's information systems or those of its third-party partners may experience an interruption, failure or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company's business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business, particularly with respect to our core processing providers and our mobile banking provider. Additionally, in the normal course of business, the Company collects, processes, and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems), intentional or unintentional acts by those having authorized access to the Company’s systems and confidential information, or the occurrence of a cyber-attack (such as unauthorized access to the Company's systems or those of our third-party partners, including as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased. Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk while the Company’s operations remain partially remote.

Technology-related operation interruptions may also occur in connection with planned system upgrades and vendor transitions.  The Company completed a core processing provider consolidation at GB in the fourth quarter of 2025 and intends to undertake core processing provider consolidations at its other subsidiary banks in 2026 and 2027.  The Company and its core processing systems may be more vulnerable to threat actors during these transitions, and may not be able to anticipate matters that could cause delays or interruptions during the consolidations.

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

The computer systems and network infrastructure we or our third-party partners use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our and our third-party partners’ computer equipment against damage from physical theft, fire, power loss, telecommunications failures, or similar catastrophic events, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems. Any damage or failure that causes an interruption in our or our third-party partners’ operations could have a material adverse effect on our financial condition and results of operations. Computer hacking, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.

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

As of December 31, 2025, we had $283.1 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders. Moreover, the degree to which we are leveraged could have important consequences for our stockholders, including:

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

As the Company's operating and market footprint continues to grow, severe weather, natural disasters, pandemics, acts of terrorism or war (including the Russian invasion of Ukraine, ongoing conflicts in the Middle East and the recent military action in Venezuela), changes in foreign relations, and other adverse external events, including the response of the U.S. government to such events, could have a significant impact on the Company’s ability to conduct business. The Company’s current footprint poses a wide variety of potential weather, natural disaster, or other adverse events that could impact the Company in various ways. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on its financial condition and results of operation.

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

This information security program is a key part of our overall risk management system, which is administered by our Chief Operating Officer.  The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information.  These security and privacy policies and procedures are in effect across all of our businesses and geographic locations.

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

Our management team is responsible for the day-to-day management of risks we face, including our current Chief Operating Officer and Chief Security Officer.  The Chief Operating Officer is an experienced Certified Information Systems Security Professional with more than 10 years of relevant experience in technology, security, and risk management across multiple industries, including finance and banking.

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

No individual real estate property amounts to 10% or more of the Company’s consolidated assets.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH.” The stock began trading on Nasdaq on October 6, 1993. As of February 12, 2026, there were 16,730,722 shares of common stock outstanding held by 559 holders of record. Additionally, there are an estimated 12,200 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

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

Purchase of Equity Securities by the Company.  On October 20, 2025, the Company’s board of directors authorized a new share repurchase program (the “new repurchase program”), under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new repurchase program does not have an expiration date and replaced the prior repurchase program approved in 2022. The new repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the new repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the new repurchase program’s expiration, without any prior notice.  The new repurchase program replaces the Company’s prior share repurchase program announced on May 19, 2022 (the “prior repurchase program”), which was terminated on October 20, 2025. There were 149,456 shares of common stock repurchased by the Company under the new repurchase program during the year ending December 31, 2025.  There were 1,550,544 shares of common stock remaining for repurchase under new share repurchase program as of December 31, 2025.

On May 19, 2022, the board of directors of the Company approved the prior repurchase program under which the Company was authorized to repurchase, from time to time as the Company deemed appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 8.5% of the outstanding shares as of May 1, 2022.  All shares that were repurchased under the prior repurchase program were retired. There were 129,056, 0 and 175,000 shares of common stock purchased by the Company under the prior repurchase program during the years ending December 31, 2025, 2024 and 2023, respectively. The prior repurchase program was terminated on October 20, 2025, and was replaced by the new repurchase program described above.

Additional information regarding share repurchases pursuant to the new repurchase program and the prior repurchase program during the years ended December 31, 2025, 2024 and 2023 is presented in the table below:

			Total number of shares	Maximum number
			purchased as part of	of shares that may still
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

Prior Share Repurchase Program - May 19, 2022

January 1-31, 2023	—	$—	1,364,085	935,915
February 1-28, 2023	60,000	53.61	1,424,085	875,915
March 1-31, 2023	92,500	48.62	1,516,585	783,415
April 1-30, 2023	22,500	42.97	1,539,085	760,915
May 1-31, 2023	—	—	1,539,085	760,915
June 1-30, 2023	—	—	1,539,085	760,915
July 1-31, 2023	—	—	1,539,085	760,915
August 1-31, 2023	—	—	1,539,085	760,915
September 1-30, 2023	—	—	1,539,085	760,915
October 1-31, 2023	—	—	1,539,085	760,915
November 1-30, 2023	—	—	1,539,085	760,915
December 1-31, 2023	—	—	1,539,085	760,915

July 1-31, 2025	—	$—	1,539,085	760,915
August 1-31, 2025	26,200	77.06	1,565,285	734,715
September 1-30, 2025	89,535	77.85	1,654,820	645,180
October 1-19, 2025	13,321	75.60	1,668,141	631,859

New Share Repurchase Program - October 20, 2025

October 20-31, 2025	39,447	$74.31	39,447	1,660,553
November 1-30, 2025	84,668	77.49	124,115	1,575,885
December 1-31, 2025	25,341	84.28	149,456	1,550,544

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2020 and ending December 31, 2025, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2020 in the common stock of the Company and in each index, and that all dividends were reinvested.

Total Return Performance
250
200
150
100
50
Index Value
QCR Holdings, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
QCR Holdings, Inc.	100.00	142.13	126.57	149.61	207.37	214.90
Nasdaq Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
SNL Bank Nasdaq Index	100.00	138.33	108.73	107.76	147.85	196.00

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2025 and 2024 items and annual comparison between our fiscal 2025 performance compared to our fiscal 2024 performance.  A detailed review of our fiscal 2024 performance compared to our fiscal 2023 performance can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion should be read together with our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past 32 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2025, the Company had $9.6 billion in consolidated assets, including $7.1 billion in total loans/leases, and $7.4 billion in deposits. The financial results of acquired entities for the periods since their acquisition are included in this Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q. Further information related to acquired entities has been presented in the Annual Reports on Form 10-K previously filed with the SEC corresponding to the period of each acquisition.

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

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES AND OFF-BALANCE SHEET EXPOSURES

The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The methodologies apply historical loss information adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions that are expected to exist through the contractual lives of the financial assets and that are reasonable and supportable to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed (general reserve).  If a loan is determined to no longer share similar risk characteristics with other assets in the segmented pool, it is evaluated on an individual basis (specific reserve).

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

Although management believes the level of the ACL as of December 31, 2025 was adequate to absorb losses inherent in the loan/lease portfolio, the HTM portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

EXECUTIVE OVERVIEW

The Company reported net income of $127.2 million for the year ended December 31, 2025, and diluted EPS of $7.49. For the same period in 2024 the Company reported net income of $113.9 million and diluted EPS of $6.71.

The year ended December 31, 2025 was highlighted by several significant items:

●	Record annual net income of $127.2 million, or $7.49 per diluted share;
●	Record adjusted net income (non-GAAP) of $129.6 million, or $7.64 per diluted share;
●	Strong capital markets revenue of $64.7 million;
●	Robust loan growth of 12% prior to LIHTC construction loan sale and m2 run-off;
●	Strong core deposit growth of 7%; and
●	Tangible book value (non-GAAP) per share expansion of $7.65, or 15%.

Following is a table that represents the various net income measurements for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(dollars in thousands, except per share data)

Net income	$127,194	$113,850

Diluted earnings per common share	$7.49	$6.71

Weighted average common and common equivalent shares outstanding	16,973,671	16,959,853

The Company reported adjusted net income (non-GAAP) of $129.6 million, with adjusted diluted EPS of $7.64. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-core or non-recurring items, after-tax, as set forth in the “GAAP to Non-GAAP Reconciliation” section.

Following is a table that represents the major income and expense categories for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(dollars are in thousands)

Net interest income	$255,221	$231,788
Provision for credit losses	18,081	17,098
Noninterest income	114,323	115,529
Noninterest expense	215,561	207,642
Federal and state income tax expense	8,708	8,727
Net income	$127,194	$113,850

The following are some noteworthy developments in the Company’s financial results:

●	Net interest income increased $23.4 million, or 10.1%, in 2025 compared to the prior year. The increase in 2025 was primarily due to NIM expansion, strong loan growth and a decrease in FHLB borrowings.

●	Provision expense increased $983 thousand when comparing 2025 to 2024. The increase in 2025 was due to overall loan growth. See the below “Provision for Credit Losses” section of this Annual Report on Form 10-K for additional details.

●	Noninterest income decreased $1.2 million, or 1.0%, when compared to the prior year. The decrease in 2025 was primarily attributable to lower capital markets revenue from swap fees. Capital markets revenue in the first six months of 2025 was affected by macroeconomic uncertainty. Despite this, sustained, long-term demand for affordable housing remains strong. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business that continues to improve as clients adapt to evolving market conditions. The Company expects its capital markets revenue to continue to be a strong source of fee income.

●	Noninterest expense increased $7.9 million, or 3.8%, in 2025 compared to the prior year, primarily due to higher professional and data processing fees and occupancy and equipment expenses related to the Company’s digital transformation.

STRATEGIC FINANCIAL METRICS

The Company has established strategic financial metrics by which it manages its business and measures its performance. The metrics are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these metrics may be affected by the factors discussed under “Forward-Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. The Company’s strategic financial metrics are as follows:

●	Grow loans/leases by 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			For the Year Ending
Strategic Financial Metric*	Key Metric	Target	December 31, 2025	December 31, 2024
Loan and lease growth organically**	Loans and leases growth	> 9% annually	11.7%	9.6%
Fee income growth	Fee income growth	> 6% annually	(3.7)%	(10.8)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	4.1%	(2.4)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period. The calculations provided exclude non-core noninterest income and noninterest expense.

** Excludes LIHTC construction loan sale and m2 run-off.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2025 to support our corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases in 2025 by 11.7%. The loan growth was driven by both traditional and LIHTC lending. In December 2025, the Company sold a 100% undivided participation interest in a pool of LIHTC construction loans with an aggregate principal balance of $285.3 million to a private party. The transaction was accounted for as a sale under ASC 860, Transfers and Servicing. As a result, the Company derecognized the transferred portion of the loans and recognized a gain of $376 thousand in other noninterest income on the Consolidated Financial Statements. The Company continues to service the loans on behalf of the transferee.

●	Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states it currently serves – Iowa, Wisconsin, Missouri and Illinois. The Company acts as the correspondent bank for 190 downstream banks with total noninterest bearing deposits of $85.1 million and total interest-bearing deposits of $841.3 million as of December 31, 2025. This line of business provides a strong source of noninterest bearing and interest-bearing deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks, which totaled $361.5 million as of December 31, 2025 as compared to $439.0 million as of December 31, 2024.

●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow commercial borrowers to obtain a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $64.7 million in 2025 as compared to $71.1 million in 2024. Capital markets revenue in the first six months of 2025 was affected by macroeconomic and governmental uncertainty. Despite this, demand for affordable housing remains strong, as discussed in the “Executive Overview” section of this report, above.

●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $779.7 million in 2025 for a total of $7.1 billion of assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. Similar to trust fees, investment advisory and management fees are largely determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management client base into the southwest Missouri and the central Iowa markets.
●	Noninterest expense in 2025 totaled $215.6 million as compared to $207.6 million in 2024. The increase was primarily due to higher professional and data processing fees and occupancy and equipment expenses related to the Company’s digital transformation.

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

The efficiency ratio and adjusted efficiency ratio are utilized by management to compare the Company to peers. They are standard ratios used to calculate overhead as a percentage of revenue in the banking industry and widely utilized by investors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2025	2024

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$1,112,311	$997,387
Less: Intangible assets	146,675	149,657
TCE (non-GAAP)	$965,636	$847,730

Total assets (GAAP)	$9,575,470	$9,026,030
Less: Intangible assets	146,675	149,657
TA (non-GAAP)	$9,428,795	$8,876,373

TCE/TA ratio (non-GAAP)	10.24%	9.55%

	For the Year Ended
	December 31,	December 31,
	2025	2024

ADJUSTED NET INCOME
Net income (GAAP)	$127,194	$113,850
Less non-core items (post-tax) (*):
Income:
Fair value gain (loss) on derivatives, net	(864)	(3,425)
Total non-core income (non-GAAP)	$(864)	$(3,425)
Expense:
Loss on debt extinguishment, net	1,551	—
Goodwill impairment	—	432
Restructuring expense	—	1,544
Total non-core expense (non-GAAP)	$1,551	$1,976

Adjusted net income (non-GAAP)	$129,609	$119,251

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$129,609	$119,251

Weighted average common shares outstanding	16,876,457	16,829,004
Weighted average common and common equivalent shares outstanding	16,973,578	16,959,853

Adjusted EPS (non-GAAP):
Basic	$7.68	$7.09
Diluted	$7.64	$7.03

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$129,609	$119,251

Average Assets	$9,323,171	$8,837,393

Adjusted ROAA (non-GAAP)	1.39%	1.35%
Adjusted ROAE (non-GAAP)	12.19%	12.61%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$255,221	$231,788
Plus: Tax equivalent adjustment	41,742	36,532
Net interest income - tax equivalent (non-GAAP)	$296,963	$268,320
Less: Acquisition accounting net accretion	514	1,565
Adjusted net interest income	$296,449	$266,755

Average earning assets	$8,518,715	$8,058,631

NIM (GAAP)	3.00%	2.88%
NIM (TEY) (non-GAAP)	3.49%	3.33%
Adjusted NIM (TEY) (non-GAAP)	3.48%	3.31%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$215,561	$207,642

Net interest income (GAAP)	$255,221	$231,788
Noninterest income (GAAP)	114,323	115,529
Total income	$369,544	$347,317

Efficiency ratio (noninterest expense/total income) (non-GAAP)	58.33%	59.78%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	57.63%	58.37%

*    Non-core or non-recurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment expense which is not deductible for tax.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 10% for the year ended December 31, 2025, compared to the prior year. Net interest income, on a tax equivalent basis (non-GAAP), increased 11% to $297.0 million for the year ended December 31, 2025, as compared to the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of investment yields with a lower cost of funds.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP		Tax Equivalent Basis
	For the Year Ended		For the Year Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Average Yield on Interest-Earning Assets	5.83%	5.98%	6.24%	6.43%
Average Cost of Interest-Bearing Liabilities	3.38%	3.83%	3.38%	3.83%
Net Interest Spread	2.45%	2.15%	2.86%	2.60%
NIM (TEY) (Non-GAAP)	3.49%	2.88%	3.49%	3.33%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	3.00%	2.86%	3.48%	3.31%

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

	For the Year Ended
	December 31,	December 31,
	2025	2024
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$514	$1,565

The Company's management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company's subsidiary banks is focusing on quality growth in conjunction with the improvement of their NIMs. Management continually addresses this issue with pricing and other balance sheet management strategies which included better loan pricing, reducing reliance on rate-sensitive funding, closely managing deposit rates and finding additional ways to manage cost of funds through derivatives.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2025			2024			2023
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$12,325	$532	4.26%	$12,788	$692	5.33%	$19,110	$998	5.22%
Interest-bearing deposits at financial institutions	155,900	6,509	4.18	119,255	6,077	5.10	80,924	4,137	5.11
Investment securities - taxable	401,866	19,159	4.77	377,039	17,216	4.55	346,579	14,927	4.30
Investment securities - nontaxable (1)	911,979	52,844	5.79	745,502	41,843	5.61	611,924	28,272	4.62
Restricted investment securities	31,908	2,273	7.02	39,293	2,991	7.49	39,273	2,346	5.89
Gross loans/leases receivable (1) (2) (3)	7,004,737	449,851	6.42	6,764,754	449,570	6.65	6,337,551	390,967	6.17
Total interest earning assets	$8,518,715	531,168	6.24	$8,058,631	518,389	6.43	$7,435,361	441,647	5.94

Noninterest-earning assets:
Cash and due from banks	$78,978			$78,683			$80,386
Premises and equipment	182,054			140,727			119,177
Less allowance	(88,934)			(86,265)			(86,983)
Other	632,358			645,617			617,684
Total assets	$9,323,171			$8,837,393			$8,165,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$5,159,542	154,524	2.99%	$4,700,762	161,584	3.44%	$4,191,913	121,662	2.90%
Time deposits	1,228,407	50,177	4.08	1,153,407	51,547	4.47	1,010,827	37,784	3.74
Short-term borrowings	2,044	83	4.01	1,850	98	5.24	2,781	152	6.44
FHLB advances	205,397	9,327	4.48	375,214	19,751	5.18	323,904	16,740	5.10
Other borrowings	43,091	2,291	5.32	—	—	—	—	—	—
Subordinated notes	234,508	15,063	6.42	233,260	14,314	6.14	232,837	13,230	5.68
Junior subordinated debentures	48,921	2,740	5.52	48,791	2,775	5.59	48,662	2,836	5.75
Total interest-bearing liabilities	$6,921,910	234,205	3.38	$6,513,284	250,069	3.83	$5,810,924	192,404	3.31

Noninterest-bearing demand deposits	$955,565			$959,451			$1,123,050
Other noninterest-bearing liabilities	382,646			418,810			406,274
Total liabilities	$8,260,121			$7,891,545			$7,340,248

Stockholders' equity	1,063,050			945,848			825,557
Total liabilities and stockholders' equity	$9,323,171			$8,837,393			$8,165,805
Net interest income		$296,963			$268,320			$249,243
Net interest margin			3.00%			2.88%			2.97%
Net interest margin (TEY)(Non-GAAP)			3.49%			3.33%			3.35%
Adjusted net interest margin (TEY)(Non-GAAP)			3.48%			3.31%			3.32%
Cost of funds (4)			2.97%			3.34%			2.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.07%			123.73%			127.95%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2025 and 2024

	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume

	2025 vs. 2024			2024 vs. 2023
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(160)	$(135)	$(25)	$(306)	$21	$(327)
Interest-bearing deposits at financial institutions	432	(1,223)	1,655	1,940	(8)	1,948
Investment securities - taxable	1,943	822	1,121	2,289	911	1,378
Investment securities - nontaxable (2)	11,001	1,382	9,619	13,571	6,723	6,848
Restricted investment securities	(718)	(180)	(538)	645	644	1
Gross loans/leases receivable (2) (3)	281	(15,618)	15,899	58,603	31,398	27,205
Total change in interest income	$12,779	$(14,952)	$27,731	$76,742	$39,689	$37,053

INTEREST EXPENSE
Interest-bearing deposits	(7,060)	(22,120)	15,060	39,922	24,167	15,755
Time deposits	(1,370)	(4,627)	3,257	13,763	7,990	5,773
Short-term borrowings	(15)	(24)	9	(54)	(19)	(35)
Federal Home Loan Bank advances	(10,424)	(2,396)	(8,028)	3,011	271	2,740
Other borrowings	2,291	—	2,291	—	—	—
Subordinated notes	749	670	79	1,084	1,060	24
Junior subordinated debentures	(35)	(41)	6	(61)	(69)	8
Total change in interest expense	$(15,864)	$(28,538)	$12,674	$57,665	$33,400	$24,265

Total change in net interest income	$28,643	$13,586	$15,057	$19,077	$6,289	$12,788

(1)	The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

INTEREST INCOME

For 2025, interest income increased $7.6 million, or 2%, compared to 2024. This was due to higher loan and investment average balances and margin expansion from higher loan and investment average balances and higher  investment yields.

The Company intends to continue to grow quality loans and leases as well as its tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2025 to 2024, interest expense decreased $15.9 million, or 6%, year-over-year. The decrease was primarily a result of the reduction of FHLB borrowings and lower deposit costs. The Company’s cost of funds was 2.97% for the year ending December 31, 2025, a decrease from 3.34% for the year ending December 31, 2024.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision for credit losses expense to provide an estimated ACL.  The following table shows the components for the provision for credit losses for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,	December 31,
	2025	2024

	(dollars in thousands)

Provision for credit losses - loans and leases	$19,197	$18,739
Provision for credit losses - off-balance sheet exposures	(1,135)	(1,256)
Provision for credit losses - held to maturity securities	19	60
Provision for credit losses - available for sale securities	—	(445)
Total provision for credit losses	$18,081	$17,098

The Company’s total provision for credit losses was $18.1 million for 2025, an increase of $983 thousand from 2024. The increase in provision for credit losses on loans and leases was driven by loan growth and increased net charge-offs.  For the year ended December 31, 2025, the provision for credit losses related to OBS was a negative provision of $1.1 million, compared to a negative provision of $1.3 million for the year ended December 31, 2024.  The amount of provision or negative provision fluctuates with changes in the balance of unfunded commitments. The provision related to HTM securities for the year ended December 31, 2025 was $19 thousand as compared to a provision of  $60 thousand for the year ended December 31, 2024.  There was no provision related to AFS securities for the year ended December 31, 2025 as compared to a negative provision of $445 thousand related to AFS securities for the year ended December 31, 2024.

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

The Company had an ACL on loans/leases of 1.26% of gross loans/leases held for investment at December 31, 2025, compared to 1.32% of gross loans/leases held for investment at December 31, 2024.  Management evaluates the allowance needed on the loans acquired in previous acquisitions factoring in the remaining discount, which was $1.8 million and $2.3 million at December 31, 2025 and 2024, respectively.

Additional discussion of the Company’s allowance can be found in the “Financial Condition” section of this Annual Report on Form 10-K.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,	December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Trust fees	$14,374	$13,028	$1,346	10.3%
Investment advisory and management fees	5,500	4,864	636	13.1
Deposit service fees	8,693	8,530	163	1.9
Gains on sales of residential real estate loans, net	2,048	2,041	7	0.3
Capital markets revenue	64,698	71,057	(6,359)	(8.9)
Earnings on bank-owned life insurance	3,362	5,443	(2,081)	(38.2)
Debit card fees	6,424	6,167	257	4.2
Correspondent banking fees	2,676	2,089	587	28.1
Loan related fee income	3,770	3,697	73	2.0
Fair value gain (loss) on derivatives and trading securities	347	(2,779)	3,126	112.5
Other	2,431	1,392	1,039	74.6
Total noninterest income	$114,323	$115,529	$(1,206)	(1.0)%

The Company has been successful in expanding its wealth management customer base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $779.7 million in 2025 totaling $7.1 billion in assets under management as of December 31, 2025.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 10% in 2025 as compared to 2024 due to growth in assets under management and market performance. The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuation.

Investment advisory and management fees increased 13% in 2025 as compared to 2024. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 2% in 2025 as compared to 2024. The Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts.

Gains on sales of residential real estate loans, net, remained stable in 2025 as compared to 2024.

The Company has grown its capital markets revenue significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication; and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The back-to-back interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing from an upstream counter- party.

Capital markets revenue totaled $64.7 million in 2025 as compared to $71.1 million in 2024. As discussed in the “Executive Overview” section of this report, capital markets revenue was affected by macroeconomic uncertainty during the first six months of 2025, however, demand for affordable housing remains strong. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans. Therefore, the mix of loans with interest rate swaps continues to be heavily weighted towards LIHTC permanent loans. Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Earnings on BOLI decreased 38% in 2025, driven by BOLI exchanges during the year resulting in surrender charges of $168 thousand and there were $2.2 million of death benefit proceeds on BOLI received in 2024.  There were no purchases of BOLI in either 2025 or 2024. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 2.98% for 2025 and 4.97% for 2024. Notably, a portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity markets. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 4% in 2025 as compared to 2024. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers deposit products with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 28% in 2025 primarily due to a shift in correspondent banking balances from non-interest bearing accounts to interest bearing accounts.  Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits.  Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 190 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan related fee income increased 2% in 2025. The increase was primarily due to loan growth.

Fair value gain (loss) on derivatives and trading securities increased 113% in 2025. During 2024, the Company executed a derivative strategy with a notional value of approximately $409 million.  These derivatives are unhedged and are marked to market, with gains or losses recorded in noninterest income which was a contributing factor in the higher fair value losses in 2024. The Company had fair value gains on trading securities which partially offset the fair value loss on derivatives. The Company also uses unhedged cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 7 to the Consolidated Financial Statements for additional information.

Other noninterest income increased 77% in 2025 primarily due to gains on sales of LIHTC construction loans and increases in the market value of the Company’s equity investments.  Included in other noninterest income is income on equity investments.  Income on equity investments is largely determined based on the market value of the investments managed.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,	December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$127,074	$128,186	$(1,112)	(0.9)%
Occupancy and equipment expense	28,019	25,413	2,606	10.3
Professional and data processing fees	25,277	19,373	5,904	30.5
Restructuring expense	—	1,954	(1,954)	(100.0)
FDIC insurance, other insurance and regulatory fees	8,197	7,444	753	10.1
Loan/lease expense	1,511	1,629	(118)	(7.2)
Net cost of (income from) and losses/(gains) on operations of other real estate	80	(21)	101	481.0
Advertising and marketing	7,535	7,058	477	6.8
Communication and data connectivity	788	1,397	(609)	(43.6)
Supplies	956	1,064	(108)	(10.2)
Bank service charges	2,700	2,428	272	11.2
Loss on liability extinguishment	1,963	—	1,963	100.0
Correspondent banking expense	1,310	1,321	(11)	(0.8)
Intangibles amortization	2,981	2,761	220	8.0
Goodwill impairment	—	432	(432)	(100.0)
Payment card processing	2,287	2,653	(366)	(13.8)
Trust expense	1,618	1,580	38	2.4
Other	3,265	2,970	295	9.9
Total noninterest expense	$215,561	$207,642	$7,919	3.8%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency while also continuing to invest in the Company’s digital transformation projects.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased 1% in 2025 as compared to 2024. This decrease was primarily related to capital markets revenue and its impact on variable compensation associated with performance and the capitalization of direct labor costs associated with the Company’s digital transformation projects.

Occupancy and equipment expense increased 10% in 2025 as compared to 2024. This increase was due to higher depreciation expense with the opening of a new office in the Cedar Rapids market and an increase in service contract costs.

Professional and data processing fees increased 31% in 2025 as compared to 2024. The increase was due primarily to higher professional fees related to the Company’s digital transformation projects.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no restructuring expenses incurred in 2025.  Restructuring expenses totaled $2.0 million in 2024 due to the discontinuation of new loans and leases through m2.  The charges consisted primarily of severance and retention compensation as well as vendor contract termination fees.

FDIC insurance, other insurance and regulatory fee expense increased 10% in 2025 as compared to 2024.  The increase in expense was due to an increase in asset growth.

Loan/lease expense decreased 7% in 2025 as compared to 2024. The decrease was due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.  NPLs have decreased 5% since December 31, 2024.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of operations totaled $80 thousand for 2025 as compared to net income from operations of $21 thousand for 2024.

Advertising and marketing expense increased 7% in 2025 as compared to 2024. The increase in expense was primarily due to an increase in sponsorships in 2025.

Communication and data connectivity expense decreased 44% in 2025 as compared to 2024. The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 10% in 2025 as compared to 2024. The decrease was primarily due to improved management of supply stock and the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 11% in 2025 as compared to 2024.   As transaction volumes and the number of correspondent banking clients fluctuate, associated expenses are expected to also fluctuate.

Loss on liability extinguishment totaled $2.0 million in 2025 due to the prepayment of FHLB borrowings.  There was no loss on liability extinguishment recorded in 2024.

Correspondent banking expense remained stable in 2025 as compared to 2024. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Intangible amortization expense increased 8% in 2025 as compared to 2024. Amortization expense is due to prior acquisition activity. The increase was due to fully amortizing in 2025 an intangible that had less than one year of remaining useful life. These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

There was no goodwill impairment in 2025.  Goodwill impairment expense totaled $432 thousand in 2024 due to the discontinuation of new loans and leases through m2.

Payment card processing expense decreased 14% in 2025 as compared to 2024 due to decreased transaction volume.

Trust expense increased 2% in 2025 as compared to 2024. The increase was due to an increase in assets under management of $779.7 million in 2025.

Other noninterest expense increased 10% in 2025 as compared to 2024.  The increase was due primarily to excise tax expenses on stock repurchases and increased insurance claim loss reserves at our QCRH Risk Management, Inc. micro captive entity.  Also included in other noninterest expense are other items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAX EXPENSE

The provision for income taxes was $8.7 million for 2025, or an effective tax rate of 6.4%, compared to $8.7 million for 2024, or an effective tax rate of 7.1%.  Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 14 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION AS OF DECEMBER 31, 2025 AND 2024

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2025		2024

	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$226,152	2%	$262,324	3%
Securities	1,312,310	14%	1,200,435	13%
Net loans/leases	7,076,828	74%	6,694,563	74%
Derivatives	192,426	2%	186,781	2%
Other assets	767,754	8%	681,927	8%
Total assets	$9,575,470	100%	$9,026,030	100%

Total deposits	$7,414,198	77%	$7,061,187	79%
Total borrowings	638,541	7%	569,532	6%
Derivatives	214,327	2%	214,823	2%
Other liabilities	196,093	2%	183,101	2%
Total stockholders' equity	1,112,311	12%	997,387	11%
Total liabilities and stockholders' equity	$9,575,470	100%	$9,026,030	100%

In 2025, total assets increased $549.4 million, or 6%. The Company’s securities portfolio increased $111.9 million, or 9%, during 2025.  The Company’s net loan/lease portfolio increased $382.3 million, or 6%, during 2025. Deposits grew $353.0 million, or 5%, during 2025. Borrowings increased $69.0 million, or 12%, during 2024.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. The Company has continued to grow its portfolio of tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) that require a thorough underwriting process before investment and are generated by our specialty finance group.

Trading securities had a fair value of $83.9 million as of December 31, 2025 and consisted of retained beneficial interests acquired in conjunction with the loan securitizations completed by the Company in 2024 and 2023.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration as of December 31, 2025 and 2024.

	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$16,024	1%	$20,591	2%
Municipal securities	1,081,002	82%	971,313	81%
Residential mortgage-backed and related securities	68,855	5%	50,042	4%
Asset-backed securities	4,439	1%	9,224	1%
Other securities	58,133	5%	65,736	5%
Trading securities	83,857	6%	83,529	7%
	$1,312,310	100%	$1,200,435	100%

Securities as a % of total assets	13.70%		13.30%
Net unrealized losses as a % of Amortized Cost	(10.82)%		(7.32)%
Duration (in years)	5.4		5.8
Annual yield on investment securities (tax equivalent)	4.77%		4.55%

Due to increases in intermediate and long-term interest rates during 2025, which directly impact the fair value of the Company’s AFS portfolio, the AFS portfolio declined $1.3 million, or 0.5%, from December 31, 2024 to December 31, 2025.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

The following is a breakdown of the weighted-average yield for each range of maturities by category of HTM securities:

		Weighted
	Amortized	Average
	Cost*	Yield

	(dollars in thousands)
Municipal securities:
Within 1 year	$507	3.60%
After 1 but within 5 years	43,991	5.08%
After 5 but within 10 years	169,614	5.01%
After 10 years	704,077	5.13%
Total	$918,189	5.10%

Corporate securities:
After 5 but within 10 years	$29,719	7.73%
Total	$29,719	7.73%

Other securities:
After 1 but within 5 years	$1,050	4.51%
Total	$1,050	4.51%

Total HTM Securities	$948,958

* Amortized cost above excludes ACL of $282 thousand.

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

LOANS/LEASES

During 2025, total loans/leases grew 5.6%, or 11.7% when excluding the $285.3 million construction loan sale and the $133 million of m2 runoff. The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following tables.

	As of
	December 31, 2025		December 31, 2024
	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$384,656	5%	$387,991	6%
C&I - other	1,318,866	18%	1,514,932	22%
CRE - owner occupied	577,352	8%	605,993	9%
CRE - non-owner occupied	1,036,655	15%	1,077,852	16%
Construction and land development	1,308,422	18%	1,313,543	19%
Multi-family	1,769,331	25%	1,132,110	17%
Direct financing leases	9,533	-%	17,076	-%
1-4 family real estate	603,683	9%	588,179	9%
Consumer	158,457	2%	146,728	2%
Total loans/leases	$7,166,955	100%	$6,784,404	100%
Less allowance	(90,127)		(89,841)
Net loans/leases	$7,076,828		$6,694,563

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family real estate based on the nature of the loan.  As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio.  For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis. Approximately 46% of the CRE portfolio are LIHTC loans of which all are performing and all are pass rated.

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

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2025 and 2024. Maturities are based on contractual dates.

	As of December 31, 2025
					Maturities After One Year
	Due in one	Due after one	Due after 5	Due after	Predetermined	Adjustable
	year or less	through 5 years	through 15 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$333,524	$51,132	$—	$—	$13,188	$37,944
C&I - other	310,799	733,761	155,221	119,085	671,375	336,692
CRE - owner occupied	106,559	342,083	111,411	17,299	266,950	203,843
CRE - non-owner occupied	253,714	595,663	176,777	10,501	481,988	300,953
Construction and land development	238,699	360,930	62,895	645,898	186,056	883,667
Multi-family	85,337	202,136	416,738	1,065,120	154,792	1,529,202
Direct financing leases	884	8,649	—	—	8,649	—
1-4 family real estate	59,587	142,915	157,279	243,902	357,699	186,397
Consumer	16,937	66,023	75,225	272	61,924	79,596
	$1,406,040	$2,503,292	$1,155,546	$2,102,077	$2,202,621	$3,558,294

	As of December 31, 2024
					Maturities After One Year
	Due in one	Due after one	Due after 5	Due after	Predetermined	Adjustable
	year or less	through 5 years	through 15 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$290,702	$96,689	$600	$—	$28,306	$68,983
C&I - other	241,747	842,568	301,673	128,944	886,330	386,855
CRE - owner occupied	86,065	340,535	160,258	19,135	324,166	195,762
CRE - non-owner occupied	250,736	614,583	190,362	22,171	634,587	192,529
Construction and land development	175,329	241,147	29,310	867,757	162,472	975,742
Multi-family	36,138	180,199	310,731	605,042	179,003	916,969
Direct financing leases	2,059	15,017	—	—	15,017	—
1-4 family real estate	44,112	154,489	165,514	224,064	385,908	158,159
Consumer	16,385	57,306	72,530	507	62,735	67,608
	$1,143,273	$2,542,533	$1,230,978	$1,867,620	$2,678,524	$2,962,607

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

Changes in the ACL for loans/leases for the years ended December 31, 2025, 2024 and 2023 are presented as follows.

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Balance, beginning	$89,841	$87,200	$87,706
Change in ACL for the transfer of loans to LHFS	—	(4,598)	(3,545)
Provision	19,197	18,739	11,550
Charge-offs	(20,649)	(13,969)	(9,392)
Recoveries	1,738	2,469	881
Balance, ending	$90,127	$89,841	$87,200

Net charge-offs by segment and their percentage of average loans and leases are as follows.

	Year ended December 31,
	2025		2024
	Amount	% of Average Loans	Amount	% of Average Loans

	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$7,004,737		$6,764,754

Net charge-offs:
C&I - revolving	(322)	0.00	—	0.00
C&I - other	(18,503)	0.26	(10,227)	0.15
CRE owner occupied	(86)	0.00	(10)	0.00
CRE non-owner occupied	10	(0.00)	—	0.00
Construction and land development	83	(0.00)	(1,084)	0.02
Multi-family	—	0.00	—	0.00
1-4 family real estate	—	0.00	—	0.00
Consumer	(93)	0.00	(179)	0.00
Total net charge-offs	$(18,911)		$(11,500)

Changes in the ACL for OBS exposures for the years ended December 31, 2025, 2024 and 2023 are as follows.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(dollars in thousands)

Balance, beginning	$8,273	$9,529	$5,552
Provisions (credited) to expense	(1,135)	(1,256)	3,977
Balance, ending	$7,138	$8,273	$9,529

The Company recorded $1.1 million of negative provision for credit losses related to OBS exposures in 2025. The negative provision in 2025 was driven by a decrease in unfunded commitments. At December 31, 2025, the allowance for OBS exposures was $7.1 million.

For all loans except direct financing leases and equipment financing agreements, the Company’s credit quality indicator consists of internally assigned risk ratings. The following is a table that reports the criticized and classified loan totals as of December 31, 2025 and 2024.

	As of December 31,
Internally Assigned Risk Rating *	2025	2024

	(dollars in thousands)

Special Mention	$74,765	$73,636
Substandard/Classified loans***	64,142	84,930
Doubtful/Classified loans***	—	—
Criticized Loans **	$138,907	$158,566

Criticized Loans as a % of Total Loans/Leases	1.94%	2.34%
Classified Loans as a % of Total Loans/Leases	0.89%	1.25%

*    Amounts above exclude the government guaranteed portion, if any. The Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

**   Criticized loans are defined as loans with internally assigned risk ratings of 9, 10, or 11, regardless of performance.

*** Classified loans are defined as loans with internally assigned risk ratings of 10 or 11, regardless of performance.

Criticized loans decreased 12% and classified loans decreased 24% in 2025 as compared to 2024, primarily due to a single large relationship that paid off.  The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
ACL for loans/leases / Total loans/leases held for investment	1.26%	1.32%
ACL for loans/leases / NPLs	213.08%	202.57%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)

C&I - revolving	$3,747	5%	$3,856	6%
C&I - other*	27,684	18%	34,002	22%
CRE - owner occupied	6,324	8%	7,147	9%
CRE - non-owner occupied	11,457	15%	11,137	16%
Construction and land development	15,397	18%	15,099	19%
Multi-family	18,860	25%	12,173	17%
1-4 family real estate	4,986	9%	4,934	9%
Consumer	1,672	2%	1,493	2%
	$90,127	100%	$89,841	100%

* Included within the C&I – Other segment is an ACL on leases of $311 thousand and $580 thousand as of December 31, 2025 and 2024, respectively. Leases represent less than 1% of total loans/leases.

Although management believes that the ACL for loans/leases at December 31, 2025 is at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and may require additional increases in the provision for credit losses. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information on the Company’s ACL.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs and related ratios.

	As of December 31,
	2025	2024
	(dollars in thousands)

Nonaccrual loans/leases (1)	$42,212	$40,080
Accruing loans/leases past due 90 days or more	85	4,270
Total NPLs	42,297	44,350
OREO	540	543
Other repossessed assets	500	661
Total NPAs	$43,337	$45,554

NPLs to total loans/leases	0.59%	0.65%
NPAs to total loans/leases plus repossessed property	0.60%	0.67%
NPAs to total assets	0.45%	0.50%
Nonaccrual loans/leases to total loans/leases	0.59%	0.59%
ACL to nonaccrual loans	213.51%	224.15%

(1)	Includes government guaranteed portions of loans, if applicable.

NPAs at December 31, 2025 were $43.3 million, down $2.2 million from December 31, 2024.  The ratio of NPAs to total assets was 0.45% at December 31, 2025, down from 0.50% at December 31, 2024.

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

DEPOSITS

Deposits grew $353.0 million, or 5.0%, during 2025, primarily due to an increase in interest-bearing deposits from core clients while reducing our reliance on brokered deposits.

The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$945,513	13%	$921,160	13%
Interest bearing demand deposits	5,196,438	70%	4,828,216	68%
Time deposits	1,035,317	14%	953,496	14%
Brokered deposits	236,930	3%	358,315	5%
	$7,414,198	100%	$7,061,187	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients of the Company that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest bearing demand deposits and time deposits in the preceding table) totaled $2.4 billion, or 32.2% of all deposits, as of December 31, 2025.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent the correspondent banks’ operating cash used for processing transactions with the FRB;
●	Money market deposits which represent some excess liquidity; and
●	EBA balances of the correspondent banks held at the FRB.

The Company had total uninsured deposits of $1.7 billion and $2.0 billion as of December 31, 2025 and 2024 respectively. The table below represents the time deposits in FDIC uninsured accounts by maturity:

	As of December 31,
	2025	2024

	(dollars in thousands)

U.S. Time Deposits in Amounts in Excess of FDIC insurance limit:
One to three months	$227,317	$191,427
Three to six months	201,152	172,379
Six to twelve months	193,136	164,510
Over twelve months	10,194	13,750
	$631,799	$542,066

There were no other time deposits otherwise uninsured. The Company had no deposits by foreign depositors in domestic offices as of December 31, 2025 and 2024.

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

	As of December 31,
	2025	2024
	(dollars in thousands)

Federal funds purchased	$2,650	$1,800

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

	As of December 31,
	2025	2024
	(dollars in thousands)

FHLB Advances	$245,383	$285,383
Weighted Average Interest Rate at Year-End	3.81%	4.55%

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

The Company renewed its revolving credit note with an upstream correspondent bank in the second quarter of 2025.  At renewal, the available line amount increased from $50.0 million to $60.0 million for which there was no outstanding balance as of December 31, 2025. Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company had other borrowings totaling $107.4 million as of December 31, 2025. In August 2025, the Company pledged a portion of its HTM municipal securities in exchange for term borrowings through a repurchase agreement. The repurchase agreements are reported as secured borrowings as we maintain effective control of the financed assets.  There were no other borrowings as of December 31, 2024.

See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances and other borrowings.

SUBORDINATED NOTES

The Company had subordinated notes totaling $234.1 million and $233.5 million as of December 31, 2025 and 2024, respectively.

See Note 12 to the Consolidated Financial Statements for additional information regarding the subordinated notes.

JUNIOR SUBORDINATED DEBENTURES

The Company had junior subordinated debentures totaling $49.0 million and $48.9 million as of December 31, 2025 and 2024, respectively.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2025	2024
	(dollars in thousands)

Common stock	$16,691	$16,882
Additional paid in capital	372,851	374,975
Retained earnings	773,353	665,171
AOCI	(50,584)	(59,641)
Total stockholders' equity	$1,112,311	$997,387

TCE / TA ratio (non-GAAP)*	10.24%	9.55%

*   TCE/TA ratio is defined as total common stockholders’ equity excluding goodwill and other intangibles divided by total assets.  This ratio is a non-GAAP measure. Refer to the “GAAP to Non-GAAP Reconciliations” section of this Annual Report on Form 10-K for more information.

As of December 31, 2025 and 2024, no preferred stock was outstanding.

On October 20, 2025, the Company’s board of directors authorized a new repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new repurchase program does not have an expiration date, and replaced the prior repurchase program approved in 2022. The new repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the new repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the new repurchase program’s expiration, without any prior notice. The new repurchase program replaces the prior repurchase program announced on May 19, 2022, which was terminated on October 20, 2025.  There were 149,456 shares of common stock repurchased under the new repurchase program during the year ended December 31, 2025.  There were 1,550,544 shares of common stock remaining for repurchase under the new repurchase program as of December 31, 2025.

On May 19, 2022, the board of directors of the Company approved the prior repurchase program under which the Company was authorized to repurchase, from time to time as the Company deemed appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 8.5% of the outstanding shares as of May 1, 2022. All shares that were repurchased under the prior repurchase program were retired.  There were 129,056, 0 and 175,000 shares of common stock repurchased by the Company under the prior repurchase program during the years ending December 31, 2025, 2024 and 2023, respectively.  The prior repurchase program was terminated on October 20, 2025, and was replaced by the new repurchase program described above.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2025 and 2024, respectively.

	For the Year Ended December 31,
	2025	2024

	(dollars in thousands)

Beginning balance	$997,387	$886,596
Net income	127,194	113,850
Other comprehensive income (loss), net of tax	9,057	(3,312)
Repurchase and cancellation of shares of common stock as a result of a share repurchase program	(21,629)	—
Common cash dividends declared	(4,059)	(4,041)
Other *	4,361	4,294
Ending balance	$1,112,311	$997,387

*   Includes primarily stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks, cash and due from banks and federal funds sold, which averaged $247.2 million and $210.7 million during 2025 and 2024, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, wholesale structured repurchase agreements, brokered deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities AFS, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on its securities portfolio.

At December 31, 2025, the subsidiary banks had 26 lines of credit totaling $930.7 million, of which $489.9 million was secured and $440.8 million was unsecured. At December 31, 2025, $930.7 million was available under these lines of credit.

At December 31, 2024, the subsidiary banks had 27 lines of credit totaling $1.2 billion, of which $746.7 million was secured and $450.8 million was unsecured. At December 31, 2024, $1.2 billion was available under these lines of credit.

Additionally, the Company maintains a $60.0 million secured revolving credit note from an upstream correspondent bank with a variable interest rate and a maturity of June 30, 2026. At December 31, 2025, the full $60.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

As of December 31, 2025, the Company had $926.4 million in correspondent banking deposits spread over 190 relationships.  While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity.  Seasonality and the liquidity needs of these correspondent banks can impact balances.  Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $831.1 million during 2025 compared to $845.2 million during 2024. Proceeds from calls, maturities, pay downs and sales of securities were $131.6 million for 2025 compared to $78.4 million for 2024. Purchases of securities used cash of $230.3 million for 2025 compared to $213.5 million for 2024. The net increase in loans/leases used cash of $690.5 million for 2025 compared to $642.9 million for 2024.

Financing activities provided cash of $394.7 million for 2025 compared to $395.8 million for 2024. Net increases in deposits totaled $353.0 million for 2025 compared to $547.2 million for 2024. Net short-term borrowings increased $850 thousand for 2025 compared to an increase of $300 thousand for 2024. There were no net increases in long-term FHLB advances in 2025. Net increases in long-term FHLB advances totaled $10.4 million for 2024.  Short-term FHLB advances increased $95.0 million in 2025 as compared to decreases of $160.0 million in 2024. Prepayments of FHLB advances totaled $137.0 million in 2025.  There were no prepayments of FHLB advances in 2024. Proceeds from other borrowings totaled $107.4 million in 2025.  There were no proceeds from other borrowings in 2024. Prepayments of subordinated notes totaled $70.0 million in 2025. There were no prepayments of subordinated notes in 2024.  Proceeds from subordinated notes totaled $70.0 million in 2025.  There were no proceeds from subordinated notes in 2024. Repurchase and cancellation of shares totaled $21.6 million in 2025. There were no repurchases or cancellations of shares in 2024.

Total cash provided by operating activities was $421.1 million for 2025 compared to $444.5 million for 2024.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities and subordinated notes.

The Company completed two LIHTC securitizations in 2024 and none in 2025.  LIHTC securitizations may continue to be an ongoing tool in managing liquidity and capital.  See Note 4 to the Consolidated Financial Statements for details on these securitization transactions as well as the related variable interest entities.

As of December 31, 2025 and 2024, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 17 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and its subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2025 and 2024, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.

As of December 31, 2025 and 2024, commitments to extend credit aggregated $1.7 billion and $1.9 billion, respectively. As of December 31, 2025 and 2024, standby letters of credit aggregated $29.1 million and $28.8 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 19 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The significant fixed and determinable contractual obligations to third parties are deposits without a stated maturity, certificates of deposit, short-term borrowings, subordinated notes, and junior subordinated debentures and totaled $8.0 billion as of December 31, 2025.

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to additions and deductions as provided in the contract documents.  As of December 31, 2025, the Company has paid $36.6 million of the contract price, resulting in a remaining future commitment of $4.7 million.  Construction is anticipated to be completed in 2026.

The Company entered into a construction contract in 2025 for the construction of a new corporate headquarters including a new branch facility for QCBT in Bettendorf, Iowa.  The Company will pay the contractor a contract price of approximately $66.5 million, subject to additions and deductions as provided in the contract documents.  As of December 31, 2025, the Company has paid $10.6 million of the contract price, resulting in a future commitment of $55.9 million.  Construction is anticipated to be completed in 2027.

The Company’s operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services and totaled $19.2 million as of December 31, 2025.

MUNICIPALS SECURITIZATION

In August 2025, the Company securitized $200.3 million of HTM municipal securities. The securitization was comprised of Class A Certificates of $134.2 million and Class B Certificates of $66.1 million. The Class A Certificates were sold to third-party investors, and the Class B Certificates were retained by the Company. The Class B Certificates provide the first loss support and are subordinate to the Class A Certificates. Based on the structure of the transaction, the Company retains effective control of the $200.3 million of HTM municipal securities and accounts for the transaction as a secured borrowing. The full amount of HTM municipal securities will remain on the Company’s consolidated balance sheet denoted as collateralizing the borrowing and the sale of Class A Certificates to third-party investors is accounted for as a secured term borrowing and classified with other borrowings on the Company’s consolidated balance sheet. For this particular transaction, there was no securitization SPE or VIE. See Note 4 to the Consolidated Financial Statements for details on these securitization transactions as well as the related variable interest entities.

LOAN SECURITIZATIONS

The Company completed two LIHTC loan securitizations in 2024, through arrangements with Freddie Mac. The securitizations were M-series securitizations for the sale of nontaxable LIHTC loans with a carrying value of $230.7 million and Q-series securitizations for the sale of taxable LIHTC loans with a carrying value of $155.8 million and resulting in a $955 thousand net gain on sale which included the impact of the fair value of retained beneficial interests, guarantee liabilities and transaction costs. The Company retained beneficial interests from these securitizations in the amount of $60.3 million which are designated as trading securities on the consolidated balance sheet and carried at fair value.  In conjunction with the securitizations, variable interest entities were formed. See Note 4 to the Consolidated Financial Statements for details on these securitization transactions as well as the related variable interest entities. No LIHTC loan securitizations were completed in 2025.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local, state, national and international economies and financial markets.
●	Effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement and changes in foreign policy.
●	Changes in, and the interpretation and prioritization of, local, state and federal laws, regulations and governmental policies (including those concerning the Company’s general business).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war, military conflicts, or threats thereof (including the Russian invasion of Ukraine, ongoing conflicts in the Middle East and recent military actions in Venezuela), changes in foreign relations, or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	New or revised accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	The imposition of tariffs or other governmental policies impacting the value of products produced by the Company’s commercial borrowers.
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions, fintech companies, and digital asset service providers, and the inability to attract new customers.
●	Rapid technological changes implemented by us and our third-party vendors, including the development and implementation of tools incorporating artificial intelligence.
●	Unexpected results of acquisitions, including failure to realize the anticipated benefits of the acquisitions and the possibility that transaction and integration costs may be greater than anticipated.
●	The loss of key executives and employees, talent shortages and employee turnover.
●	Changes in consumer spending.
●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.
●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates.
●	Credit risk and risks from concentrations (including by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).
●	The overall health of the local and national real estate market.

●	The ability to maintain an adequate level of allowance for credit losses on loans.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds.
●	The level of non-performing assets on our balance sheet.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	The occurrence of fraudulent activity, breaches or failures of our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud.
●	Changes in the interest rates and repayment rates of the Company’s assets.
●	The effectiveness of our risk management framework.
●	The ability of the Company to manage the risks associated with the foregoing.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2025 and 2024 demonstrated the following:

	NET INTEREST INCOME EXPOSURE IN YEAR 1
		As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2025	2024

300 basis point downward parallel shock	(30.0)%	0.9%	4.8%
200 basis point downward parallel shift	(10.0)%	0.5%	2.3%
200 basis point upward parallel shift	(10.0)%	(0.6)%	(3.2)%
300 basis point upward parallel shock	(30.0)%	(1.9)%	(9.2)%

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

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2025 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements and Supplementary Data

QCR HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans and Leases

As described in Notes 1 and 3 to the financial statements, the allowance for credit losses on loans and leases (allowance) totaled $90.1 million at December 31, 2025. The allowance is measured on a collective (pool) basis when similar risk characteristics exist (general reserve). If a loan is determined to no longer share similar risk characteristics with other assets in the segmented pool, it is evaluated on an individual basis (specific reserve). As of December 31, 2025, the allowance for credit losses consisted of $78.0 million of the general reserve on loans and leases collectively evaluated for impairment and the remaining balance related to specific reserve on loans and leases individually evaluated for impairment.

The measurement of the general reserve is based on relevant past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The Company’s reserve on collectively evaluated loans and leases includes a quantitative allowance based upon estimates of losses over the life of the loans and leases that is calculated using an existing probability of default and loss given default framework, as well as a qualitative component for factors not reflected in the historical loss experience. The qualitative component is determined based on an assessment of internal and external influences on credit quality at the present time (qualitative factors), as well as a projection of the impact in the future (future factors). Certain qualitative factors of significant influence include the general economic environment in the Company’s markets, both locally and nationally, as well as the impact of economic conditions on certain industries and credit quality indicators. Management evaluates these qualitative factors in combination with other information and judgment to determine which factors require adjustment and warrant increased focus. The Company’s future factors represent an estimate of forecasted economic conditions. The calculation also contemplates that the Company may not have sufficient information to make reasonable and supportable forecasts for the entire life of the loans and leases, which would result in a reversion to historical credit loss information. The evaluation of future factors and certain qualitative factors requires that management make significant judgments, which may significantly impact the estimated allowance.

We identified management’s evaluation of certain qualitative factors, as noted above, and future factors applied to the general reserve of the allowance as a critical audit matter, as auditing management’s determination of these factors required significant auditor judgement as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to certain qualitative factors and future factors in the general reserve included the following, among others:

●	We obtained an understanding of the relevant controls related to these factors of the general reserve and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of these factors and the underlying data used in determining these factors.
●	We tested management’s process and evaluated the reasonableness of their judgments and assumptions to develop these factors, which included:

-	Testing the accuracy and relevancy of the data inputs used by management as a basis for the adjustments for these factors by comparing to internal and external source data.
-	Evaluating the magnitude and directional consistency of the adjustments.
-	Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and agreeing the impact to the allowance calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 1993.

Davenport, Iowa

February 27, 2026

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024

	(dollars in thousands)
Assets
Cash and due from banks	$76,494	$91,732
Federal funds sold	23,150	27,150
Interest-bearing deposits at financial institutions	126,508	143,442

Securities held to maturity, at amortized cost (including securities pledged on other borrowings of $176,632 and $0, respectively, net of allowance for credit losses)	948,676	835,797
Securities available for sale, at fair value	279,777	281,109
Securities trading, at fair value	83,857	83,529
Total securities	1,312,310	1,200,435

Loans receivable held for sale	1,429	2,143
Loans/leases receivable held for investment	7,165,526	6,782,261
Gross loans/leases receivable	7,166,955	6,784,404
Less allowance for credit losses	(90,127)	(89,841)
Net loans/leases receivable	7,076,828	6,694,563

Bank-owned life insurance	112,937	109,575
Premises and equipment, net	215,411	159,153
Restricted investment securities	33,489	35,412
Other real estate owned, net	540	661
Goodwill	138,595	138,595
Intangibles	8,080	11,061
Derivatives	192,426	186,781
Other assets	258,702	227,470
Total assets	$9,575,470	$9,026,030

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$950,977	$921,160
Interest-bearing	6,463,221	6,140,027
Total deposits	7,414,198	7,061,187

Short-term borrowings	2,650	1,800
Federal Home Loan Bank advances	245,383	285,383
Other borrowings	107,395	—
Subordinated notes	234,122	233,489
Junior subordinated debentures	48,991	48,860
Derivatives	214,327	214,823
Other liabilities	196,093	183,101
Total liabilities	8,463,159	8,028,643

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2025 and December 2024 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2025 - 16,690,603 shares issued and outstanding December 2024 - 16,882,045 shares issued and outstanding	16,691	16,882
Additional paid-in capital	372,851	374,975
Retained earnings	773,353	665,171
Accumulated other comprehensive loss:
Securities available for sale	(35,655)	(37,965)
Derivatives	(14,929)	(21,676)
Total stockholders' equity	1,112,311	997,387
Total liabilities and stockholders' equity	$9,575,470	$9,026,030

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023

	(dollars in thousands, except per share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$304,493	$317,449	$284,778
Nontaxable	114,833	104,376	83,889
Securities:
Taxable	19,159	17,216	14,927
Nontaxable	41,627	33,056	22,335
Interest-bearing deposits at financial institutions	6,509	6,077	4,137
Restricted investment securities	2,273	2,991	2,346
Federal funds sold	532	692	998
Total interest and dividend income	489,426	481,857	413,410

Interest expense:
Deposits	204,701	213,131	159,419
Short-term borrowings	83	99	179
Federal Home Loan Bank advances	9,327	19,750	16,740
Other borrowings	2,291	—	—
Subordinated notes	15,063	14,314	13,230
Junior subordinated debentures	2,740	2,775	2,836
Total interest expense	234,205	250,069	192,404
Net interest income	255,221	231,788	221,006
Provision for credit losses	18,081	17,098	16,539
Net interest income after provision for credit losses	237,140	214,690	204,467

Noninterest income:
Trust fees	14,374	13,028	11,697
Investment advisory and management fees	5,500	4,864	3,864
Deposit service fees	8,693	8,530	8,177
Gains on sales of residential real estate loans, net	2,048	2,041	1,611
Capital markets revenue	64,698	71,057	92,065
Securities losses, net	—	—	(451)
Earnings on bank-owned life insurance	3,362	5,443	4,184
Debit card fees	6,424	6,167	6,200
Correspondent banking fees	2,676	2,089	1,662
Loan related fee income	3,770	3,697	3,066
Fair value gain (loss) on derivatives and trading securities	347	(2,779)	(1,262)
Other	2,431	1,392	1,871
Total noninterest income	114,323	115,529	132,684

Noninterest expense:
Salaries and employee benefits	127,074	128,186	136,619
Occupancy and equipment expense	28,019	25,413	25,031
Professional and data processing fees	25,277	19,373	16,271
Post-acquisition compensation, transition and integration costs	—	—	207
Restructuring expense	—	1,954	—
FDIC insurance, other insurance and regulatory fees	8,197	7,444	7,137
Loan/lease expense	1,511	1,629	2,868
Net cost of (income from) and losses/(gains) on operations of other real estate	80	(21)	(26)
Advertising and marketing	7,535	7,058	6,042
Communication and data connectivity	788	1,397	2,063
Supplies	956	1,064	1,254
Bank service charges	2,700	2,428	2,592
Losses on liability extinguishment	1,963	—	—
Correspondent banking expense	1,310	1,321	963
Intangibles amortization	2,981	2,761	2,938
Goodwill impairment	—	432	—
Payment card processing	2,287	2,653	2,656
Trust expense	1,618	1,580	1,396
Other	3,265	2,970	2,520
Total noninterest expense	215,561	207,642	210,531
Net income before income taxes	135,902	122,577	126,620
Federal and state income tax expense	8,708	8,727	13,062
Net income	$127,194	$113,850	$113,558

Basic earnings per common share	$7.54	$6.77	$6.79
Diluted earnings per common share	$7.49	$6.71	$6.73

Weighted average common shares outstanding	16,876,457	16,829,004	16,732,406
Weighted average common and common equivalent shares outstanding	16,973,671	16,959,853	16,866,391

Cash dividends declared per common share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023

	(dollars in thousands)

Net income	$127,194	$113,850	$113,558

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	3,253	(1,794)	10,573
Less: reclassification adjustment for impairment gains included in net income before tax	—	445	(989)
Less: reclassification adjustment for sales losses included in net income before tax	—	—	(451)
	3,253	(2,239)	12,013

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	9,086	(2,786)	(754)
Less: reclassification adjustment for caplet amortization before tax	—	(510)	(872)
	9,086	(2,276)	118

Other comprehensive income (loss), before tax	12,339	(4,515)	12,131
Tax expense (benefit)	3,282	(833)	3,192
Other comprehensive income (loss), net of tax	9,057	(3,682)	8,939

Comprehensive income	$136,251	$110,168	$122,497

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2025, 2024, and 2023

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	113,558	—	113,558
Other comprehensive income, net of tax	—	—	—	8,939	8,939
Common cash dividends declared, $0.24 per share	—	—	(4,020)	—	(4,020)
Repurchase and cancellation of 175,000 shares of common stock
as a result of a share repurchase program	(175)	(3,851)	(4,660)	—	(8,686)
Stock-based compensation expense	—	2,678	—	—	2,678
Issuance of common stock under employee benefit plans	128	1,275	—	—	1,403
Balance, December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	113,850	—	113,850
Other comprehensive loss, net of tax	—	—	—	(3,682)	(3,682)
Common cash dividends declared, $0.24 per share	—	—	(4,041)	—	(4,041)
Stock-based compensation expense	—	2,825	—	—	2,825
Issuance of common stock under employee benefit plans	133	1,336	370	—	1,839
Balance, December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387
Net income	—	—	127,194	—	127,194
Other comprehensive income, net of tax	—	—	—	9,057	9,057
Common cash dividends declared, $0.24 per share	—	—	(4,059)	—	(4,059)
Repurchase and cancellation of 278,512 shares of common stock
as a result of a share repurchase program	(279)	(6,129)	(15,221)	—	(21,629)
Stock-based compensation expense	—	3,231	—	—	3,231
Issuance of common stock under employee benefit plans	88	774	268	—	1,130
Balance, December 31, 2025	$16,691	$372,851	$773,353	$(50,584)	$1,112,311

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,194	$113,850	$113,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,324	8,470	8,725
Provision for credit losses	18,081	17,098	16,539
Deferred income taxes	(2,340)	(7,192)	(946)
Stock-based compensation expense	3,231	2,825	2,678
Deferred compensation expense accrued	6,091	5,793	5,677
Losses (gains) on other real estate owned, net	3	(224)	(85)
Amortization (accretion) of securities premiums/discounts, net	(5,222)	200	916
Caplet amortization	—	511	872
Fair value (gain) loss on derivatives and trading securities	(347)	2,779	1,262
Ineffectiveness on fair value hedges	16	16	77
Securities losses, net	—	—	451
Loans originated for sale	(86,997)	(86,023)	(69,897)
Proceeds on sales of loans	375,085	88,515	70,394
Gains on sales of residential real estate loans	(2,048)	(2,041)	(1,611)
Loss on liability extinguishment, net	1,963	—	—
Proceeds from loan securitizations	—	327,242	240,166
Net gain on loan securitizations	—	(955)	(664)
Losses on sales and disposals of premises and equipment	6	143	388
Amortization of intangibles	2,981	2,761	2,938
Accretion of acquisition fair value adjustments, net	(514)	(1,565)	(2,173)
Increase in cash value of bank-owned life insurance	(3,362)	(3,210)	(3,053)
Gain on bank-owned life insurance death benefits	—	(2,232)	(1,131)
Goodwill impairment	—	432	—
Increase (decrease) in other assets	(7,082)	4,264	(40,114)
Decrease (increase) in other liabilities	(14,522)	(26,919)	31,356
Net cash provided by operating activities	421,541	444,538	376,323

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	4,000	8,300	21,460
Net (increase) decrease in interest-bearing deposits at financial institutions	16,934	(38,523)	(37,559)
Proceeds from sales of other real estate owned	768	1,687	296
Activity in securities portfolio:
Purchases	(235,034)	(213,532)	(187,635)
Calls, maturities and redemptions	68,696	60,660	97,362
Paydowns	39,267	17,255	13,986
Sales	—	445	30,568
Activity in restricted investment securities:
Purchases	(2,544)	(811)	(2,896)
Redemptions	4,467	7,047	3,749
Proceeds from bank-owned life insurance death benefits	—	4,085	2,542
Net increase in loans/leases originated and held for investment	(685,671)	(642,855)	(676,700)
Purchase of premises and equipment	(67,433)	(44,491)	(14,945)
Proceeds from sales of premises and equipment	1,845	2	503
Purchase of swaptions	—	(4,500)	—
Net cash used in investing activities	(854,705)	(845,231)	(749,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	353,011	547,182	529,788
Net increase (decrease) in short-term borrowings	850	300	(128,130)
Activity in Federal Home Loan Bank advances:
Term advances	—	10,383	135,000
Net change in short-term and overnight advances	95,000	(160,000)	(115,000)
Prepayments	(136,963)	—	—
Activity in other borrowings:
Proceeds from other borrowings, net of issuance costs	130,588	—	—
Prepayments of subordinated notes	(70,000)	—	—
Proceeds from subordinated notes	70,000	—	—
Payment of cash dividends on common stock	(4,061)	(4,032)	(4,029)
Proceeds from issuance of common stock, net	1,130	1,469	1,403
Repurchase and cancellation of common stock	(21,629)	—	(8,686)
Net cash provided by financing activities	417,926	395,302	410,346

Net increase (decrease) in cash and due from banks	(15,238)	(5,391)	37,400

Cash and due from banks, beginning	91,732	97,123	59,723
Cash and due from banks, ending	$76,494	$91,732	$97,123

QCR Holdings, Inc. and Subsidiaries - Continued

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$237,088	$247,669	$187,947
Income/franchise taxes	4,902	4,854	2,855

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	(1,851)	2,973	(3,308)
Transfers of loans to other real estate owned	650	777	1,445
Transfer of loans to held for sale for securitizations in preparation	—	386,521	261,921
Transfer of loans to held for sale for LIHTC construction loan sale	284,789	—	—
Beneficial interests (trading securities) acquired in securitizations	—	60,233	22,419
Due to trustee for other borrowing payments	23,651	—	—
Due from trustee for securities call/paydowns	(23,651)	—	—
Increase in the fair value of back-to-back interest rate swap assets and liabilities	8,068	1,906	15,240
Dividends payable	1,011	1,013	1,004
Measurement period adjustment to goodwill	—	—	1,420

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

ACL: Allowance for credit losses	HTM: Held to maturity
AFS: Available for sale	ICS: Insured Cash Sweep
Allowance: Allowance for credit losses	ISDA: International Swaps and Derivatives Association
AOCI: Accumulated other comprehensive income (loss)	LCR: Liquidity Coverage Ratio
ASC: Accounting Standards Codification	LHFI: Loans held for investment
ASC 805: Business Combination Standard	LHFS: Loans held for sale
ASU: Accounting Standards Update	LIBOR: London Inter-Bank Offered Rate
BHCA: Bank Holding Company Act of 1956	LIHTC: Low-income housing tax credit
BOLI: Bank-owned life insurance	m2: m2 Equipment Finance, LLC
Caps: Interest rate cap derivatives	MD&A: Management’s Discussion & Analysis
CDARS: Certificate of Deposit Account Registry Service	Missouri Division of Finance: Missouri Department of
CECL: Current Expected Credit Losses	Commerce and Insurance
CFPB: Bureau of Consumer Financial Protection	NIM: Net interest margin
CNB: Community National Bank	NOL: Net operating loss
Community National: Community National Bancorporation	NPA: Nonperforming asset
COVID-19: Coronavirus Disease 2019	NPL: Nonperforming loan
CRA: Community Reinvestment Act	NSFR: Net Stable Funding Ratio
CRBT: Cedar Rapids Bank & Trust Company	OBS: Off-balance sheet
CRE: Commercial real estate	OREO: Other real estate owned
CRE Guidance: Interagency Concentrations in Commercial	OTTI: Other-than-temporary impairment
Real Estate Lending, Sound Risk Management Practices	PCAOB: Public Company Accounting Oversight Board
Guidance	Provision: Provision for credit losses
CSB: Community State Bank	PUD LOC: Public Unit Deposit Letter of Credit
C&I: Commercial and industrial	QCBT: Quad City Bank & Trust Company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAA: Return on Average Assets
Consumer Protection Act	ROAE: Return on Average Equity
DGCL: Delaware General Corporation Law	ROU: Right of use
DIF: Deposit Insurance Fund	SBA: U.S. Small Business Administration
EBA: Excess Balance Account	SEC: Securities and Exchange Commission
EPS: Earnings per share	SERPs: Supplemental Executive Retirement Plans
ESG: Environmental, Social and Governance	SOFR: Secured Overnight Financing Rate
Exchange Act: Securities Exchange Act of 1934, as amended	SPE: Special purpose entity
FASB: Financial Accounting Standards Board	Springfield Bancshares: Springfield Bancshares, Inc.
FDIC: Federal Deposit Insurance Corporation	TA: Tangible assets
Federal Reserve: Board of Governors of the Federal Reserve	TCE: Tangible common equity
System	TEY: Tangible equivalent yield
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FRB: Federal Reserve Bank of Chicago	TRBC: Total risk-based capital
FTEs: Full-time equivalents	Treasury: U.S. Department of the Treasury
GAAP: Generally Accepted Accounting Principles	USA Patriot Act: Uniting and Strengthening America by
GB: Guaranty Bank	Providing Appropriate Tools Required to Intercept
GFED: Guaranty Federal Bancshares	and Obstruct Terrorism Act of 2001
Goldman Sachs: Goldman Sachs and Company	USDA: U.S. Department of Agriculture
Guaranty Bank: Guaranty Bank and Trust Company	VIE: Variable interest entities

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Nature of business:

QCR Holdings, Inc. is a bank holding company that has elected to operate as a financial holding company under the BHCA. The Company provides bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB and GB. The Company also engaged in direct financing lease and equipment financing contracts through m2, a wholly-owned subsidiary of QCBT prior to the decision in the third quarter of 2024 to discontinue offering new loans/leases and allow the portfolio to run off.  The Company also engages in wealth management services through its banking subsidiaries. In September 2024, the Company announced the decision to discontinue offering new loans and leases through m2.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Cash and due from banks: In general, the subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. There was no specific reserve requirement in place as of either December 31, 2025 or 2024.

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

Loans receivable, held for sale: Residential real estate loans originated with the intent to be resold in the secondary market in the foreseeable future, as well as LIHTC loan securitizations and sales, as they occur, are classified as held for sale. These loans are carried at the lower of cost or estimated market value in the aggregate. As assets specifically acquired for resale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the statement of cash flows.

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL.  Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans.  Accrued interest receivable totaled $32.8 million and $30.9 million at December 31, 2025 and 2024, respectively, and was reported in other assets on the consolidated balance sheets.  Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

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

Direct finance leases receivable, held for investment: The Company leased machinery and equipment to customers under leases that qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 25% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment.

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

Allowance for Credit Losses on Off-Balance Sheet Exposures

The Company estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by the Company.  Management uses an estimated average utilization rate to determine the exposure of default.  The allowance on OBS exposures is calculated using probability of default and loss given default using the same segmentation and qualitative factors used for loans and leases.  The allowance for OBS exposures is recorded in Other Liabilities on the consolidated balance sheets. See Note 3 to the Consolidated Financial Statements.

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

Securitizations: The Company securitizes and sells LIHTC loans through M- and Q-series Freddie Mac sponsored securitizations. The transfers of these loans are accounted for as a sale in accordance with ASC 860. The net gains/losses on sales are recognized in capital markets revenue on the consolidated statements of income. Additionally, the Company executed one HTM municipal bond securitization in 2025. See further information in Note 4 to the Consolidated Financial Statements.

BOLI: BOLI is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.  Death benefit proceeds are reflected as income in the statement of income.

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets.  Premises and equipment includes capitalized internal-use software related to the Company’s core conversion across its four subsidiary banks. The Company projects costs for core conversion to total $43.5 million over a three-year period with $13.3 million capitalized as of December 31, 2025.  The capitalized costs will be amortized over 10 years using straight-line amortization.  No accumulated amortization of the capitalized costs existed at December 31, 2025 as amortization is scheduled to start in 2026.

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

OREO: Real estate acquired through, or in lieu of, loan foreclosures, is held for sale and initially recorded at fair value less costs to sell, establishing a new cost basis. Any write down to fair value taken at the time of foreclosure is charged to the allowance. Subsequent to foreclosure, valuations are periodically performed by management and the assets arecarried at the lower of carrying amount or fair value less costs to sell. Subsequent write-downs to fair value are charged to earnings.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Goodwill: The Company records all assets and liabilities purchased in an acquisition, including intangibles, at fair value. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment. The Company utilizes both qualitative and quantitative analyses in performing its goodwill impairment assessments. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of November 30, 2025 and found that goodwill was not impaired and was properly recorded in the consolidated financial statements.

Low-income housing tax credit equity investments: The Company records low-income housing tax credit investments in other assets in the consolidated balance sheets and totaled $85.8 million and $91.9 million as of December 31, 2025 and 2024, respectively. For all legally binding unfunded equity commitments, the Company increases its recognized investment and recognizes a liability. The Company’s maximum exposure to loss related to its investments in these unconsolidated VIEs is limited to the carrying amount of the investments, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, if applicable. The Company believes potential losses from these investments are remote and does not have any loss reserves recorded related to these investments. As of December 31, 2025 and 2024, the company had liabilities of $22.7 million and $42.0 million, respectively, related to these investments that are included in accrued expenses and other liabilities in the consolidated balance sheets.

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

Interest rate lock commitments meet the definition of a derivative under ASC 815.  The fair value of the interest rate lock commitments was immaterial to the consolidated financial statements for all periods presented.  Due to immateriality, detailed derivative and fair value disclosures required under ASC 815 and ASC 820 have been omitted.

Derivatives are valued by a third party monthly and corroborated by the transaction counterparty. The Company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivatives and Hedging.

Derivatives may be eligible for offset in the consolidated balance sheet when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2025 and 2024. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2025	2024	2023
Dividend yield	0.32%	0.42%	0.45%
Expected volatility	27.26%	24.96%	22.31%
Risk-free interest rate	4.16%	4.18%	4.22%
Expected life of option grants	6.25 years	6.25 years	6.25 years
Weighted-average grant date fair value	$26.24	$18.61	$16.36

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2025	2024	2023
Dividend yield	0.30% to 0.34%	0.41%	0.48% to 0.58%
Expected volatility	31.96% to 35.26%	32.06% to 32.47%	15.86% to 29.69%
Risk-free interest rate	4.24% to 4.40%	3.94% to 5.16%	4.67% to 5.47%
Expected life of purchase grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$15.94	$11.85	$8.35

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

As of December 31, 2025, there was $826 thousand of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 2.70 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 200,463 options that were in-the-money at December 31, 2025. The aggregate intrinsic value at December 31, 2025 was $6.9 million on options outstanding and $5.6 million on options exercisable. During the years ended December 31, 2025, 2024 and 2023, the aggregate intrinsic value of options exercised under the Company’s stock-based compensation was $552 thousand, $887 thousand, and $440 thousand, respectively, and determined as of the date of the option exercise.

Restricted stock awards and restricted stock units granted may not be sold or otherwise transferred until the service periods have lapsed. During the vesting periods, participants have voting rights and receive dividends. Upon termination of employment, common shares upon which the service periods have not lapsed must be returned to the Company.

All restricted share awards are classified as equity awards. The grant-date fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse.

As of December 31, 2025, there was $3.0 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units expected to be recognized over a period of 2.09 years.

Capital markets revenue: Capital markets revenue is derived from interest rate swap fees and gains or losses on loan securitizations.  See the swap transactions and loan securitizations accounting policies discussions above in this Note 1 for further information. Capital markets revenue related to interest rate swaps totaled $64.7 million, $70.1 million and $91.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was no capital markets revenue related to gains or losses on loan securitizations for the year ended December 31, 2025.  Capital markets revenue related to gains on loan securitizations totaled $955 thousand and $664 thousand for the years ended December 31, 2024 and 2023, respectively.

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

Recent accounting developments: In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Venues (Topic 323):  Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force).” Under the standard, the accounting guidance expands use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in LIHTC programs.  The ASU also prescribes specific information reporting entities must disclose about tax credit investments each period. The ASU is effective for reporting periods beginning after December 31, 2023, for public business entities, with all other entities having an extra year to adopt.  Entities will have the option of applying the ASU using either a modified retrospective or retrospective adoption approach.  For some changes related to existing LIHTC investments, prospective application is permitted. The standard was adopted on January 1, 2024 using the modified retrospective method, and comparative periods were not adjusted.  The standard did not have a significant impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.”  Under the standard, the accounting guidance expands the disclosures for reportable segments made by public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods to enable investors to develop more decision-useful financial analyses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  The standard was adopted effective December 31, 2024 using a retrospective approach to all periods presented.  The adoption resulted in expanded disclosure of significant segment expenses and other segment items, as presented in Note 22 to the Consolidated Financial Statements.  The ASU did not impact the Company’s recognition or measurement of segment results.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.”  Under the standard, the accounting guidance enhances the transparency and decision usefulness of income tax disclosures.  Investors, lenders, creditors and other allocators of capital information will be able to use the expanded disclosures to better assess how an entity’s operations and related tax risks and tax planning and operation opportunities affect its tax rate and prospects for future cash flows.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024.  The standard was adopted for the year ending December 31, 2025 and retroactively applied.  The newly required disclosures have been provided in Note 14 to the Consolidated Financial Statements. The ASU did not have a material impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” Under the standard, the accounting guidance improves GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance of “Topic 718, Compensation –Stock Compensation” for profits interest and similar awards.  The illustrative examples will benefit investors and other allocators of capital by providing them with more consistent information.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods.  The standard was adopted on January 1, 2025 and did not have a significant impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” Under the standard, the accounting guidance improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions.  The ASU is effective

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  The standard is not expected to have a material impact on the Company’s financial statements; however, it will require expanded disaggregation of certain income statement expense captions in the notes to the financial statements beginning in 2026.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidated (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.”  Under the standard, the accounting guidance limits situations in which entities must identify the primary beneficiary as the accounting acquirer in certain business combinations and requires entities to consider the general factors in Topic 805 when a business combination involving a VIE is primarily effected through exchanging equity interests.   The ASU is effective prospectively to annual and interim reporting periods after December 15, 2026.  The standard is not expected to have a significant impact on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.”  Under the standard, the accounting guidance changes the cost capitalization threshold by eliminating accounting consideration of software project development stages; cost capitalization would begin when (1) management has authorized and committed to funding the project and (2) it is “probable” the project will be completed and the software used to perform its intended function; and enhancing the guidance around the probable-to-complete threshold.  The standard also modifies the website development costs guidance.   The ASU is effective for annual and interim reporting periods after December 15, 2027 and early adoption is permitted.  The standard is not expected to have a significant impact on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-07, “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.”  Under the standard, the accounting guidance refines the scope of Topic 815 (derivatives) by adding a scope exception from derivative accounting for contracts that (1) are not exchange traded and (2) have underlying variables based on operations or activities specific to one of the parties to the contract.  The accounting guidance also clarifies that revenue guidance in Topic 606 applies initially to share-based noncash consideration received from a customer for the transfer of goods or services.   The ASU is effective in interim and annual periods for fiscal years beginning after December 15, 2026 and may be applied either on a prospective or modified retrospective basis.  Early adoption is permitted.  The standard is not expected to have a significant impact on the Company’s financial statements.

In November 2025, the FASB issued ASU 2025-08, “Purchased Loans.”  Under the standard, the accounting guidance expands the use of the gross-up method to certain acquired loans beyond purchase financial assets with credit deterioration (PCD assets).  The ASU is effective for interim and annual and reporting periods in fiscal years beginning after December 15, 2026, and is applied on a prospective basis.  Early adoption is permitted. The standard is not expected to have a significant impact on the Company’s financial statements.

In November 2025, the FASB issued ASU 2025-09, “Hedge Accounting Improvements.”  Under the standard, the accounting guidance is intended to more closely align financial reporting with the economics of some of an entity’s risk management activities.  The guidance is applied prospectively to all hedging relationships beginning on or after the date of adoption without dedesignation.  The ASU is effective prospectively to annual and interim reporting periods after December 15, 2026.  Early adoption is permitted. The standard is not expected to have a significant impact on the Company’s financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.”  Under the standard, the accounting guidance clarifies the form and content choices for interim financial statements and accompanying notes, adds a comprehensive list of required interim disclosures, and introduces a disclosure principle that requires disclosure of events since the end of the previous annual reporting period that materially affect

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

the entity. The guidance is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements.  The ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027.  Early adoption is permitted.  The standard is not expected to have a significant impact on the Company’s financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”  Under the standard, the accounting guidance enhances the usability of the Codification by refining accounting guidance and streamlining its application through technical corrections, making standards more consistent and easier to interpret for preparers and users.   The ASU is effective for annual and interim reporting periods beginning after December 15, 2026.  The standard is not expected to have a significant impact on the Company’s financial statements.

Note 2. Investment Securities

The amortized cost and fair value of HTM and AFS investment securities as of December 31, 2025 and 2024 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$918,189	$(272)	$23,402	$(117,074)	$824,245
Corporate securities	29,719	(9)	2,660	—	32,370
Other securities	1,050	(1)	—	(1)	1,048
	$948,958	$(282)	$26,062	$(117,075)	$857,663

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$17,775	$—	$4	$(1,755)	$16,024
Residential mortgage-backed and related securities	72,951	—	151	(4,247)	68,855
Municipal securities	203,613	—	27	(40,555)	163,085
Asset-backed securities	4,345	—	94	—	4,439
Corporate securities	28,068	—	148	(842)	27,374
	$326,752	$—	$424	$(47,399)	$279,777

HTM securities shown on the balance sheet of $948.7 million represent amortized cost of $949.0 million, net of allowance for credit losses of $282 thousand as of December 31, 2025.

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

Gross unrealized losses and fair value, aggregated by HTM and AFS investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2025 and 2024, are summarized in the tables below.  Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$88,718	$(52,445)	$316,672	$(64,629)	$405,390	$(117,074)
Other securities	549	(1)	—	—	549	(1)
	$89,267	$(52,446)	$316,672	$(64,629)	$405,939	$(117,075)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$48	$(1)	$13,663	$(1,754)	$13,711	$(1,755)
Residential mortgage-backed and related securities	16,167	(592)	32,137	(3,655)	48,304	(4,247)
Municipal securities	636	(9)	159,146	(40,546)	159,782	(40,555)
Corporate securities	1,491	(25)	18,802	(817)	20,293	(842)
	$18,342	$(627)	$223,748	$(46,772)	$242,090	$(47,399)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$162,914	$(14,382)	$253,818	$(48,782)	$416,732	$(63,164)
Other securities	500	—	543	(7)	1,043	(7)
	$163,414	$(14,382)	$254,361	$(48,789)	$417,775	$(63,171)

Securities AFS:
U.S. govt. sponsored agency securities	$6,522	$(2)	$13,369	$(2,527)	$19,891	$(2,529)
Residential mortgage-backed and related securities	1,337	(24)	48,520	(5,578)	49,857	(5,602)
Municipal securities	798	(6)	163,777	(40,083)	164,575	(40,089)
Corporate securities	—	—	35,712	(2,193)	35,712	(2,193)
	$8,657	$(32)	$261,378	$(50,381)	$270,035	$(50,413)

At December 31, 2025, the investment portfolio included 671 securities. Of this number, 493 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 12.89% of the total aggregate amortized cost. Of these 493 securities, 447 securities had an unrealized loss for 12 months or more. Management has concluded unrealized losses are temporary due to the changing interest rate environment.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Investment Securities (continued)

The following table presents the activity in the allowance for credit losses for HTM and AFS securities by major security type for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025					Year Ended December 31, 2024
	Securities HTM				Securities AFS	Securities HTM				Securities AFS
	Municipal	Corporate	Other		Corporate	Municipal	Corporate	Other		Corporate
	securities	securities	securities	Total	securities	securities	securities	securities	Total	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$254	$8	$1	$263	$—	$202	$—	$1	$203	$989
Reduction due to sales	—	—	—	—	—	—	—	—	—	(544)
Provision	18	1	—	19	—	52	8	—	60	(445)
Balance, ending	$272	$9	$1	$282	$—	$254	$8	$1	$263	$—

Trading securities had a fair value of $83.9 million and $83.5 million as of December 31, 2025 and 2024, respectively and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in prior years. The change in fair value on trading securities amounted to a net gain of $1.4 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. See also Note 4 to the Consolidated Financial Statements for the details of these securitizations.

There were no transfers of securities between classifications during the years ended December 31, 2025, 2024 or 2023.

There were no sales of securities for the year ended December 31, 2025. All sales of securities for the years ended December 31, 2024 and 2023 were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2025	2024	2023

	(dollars in thousands)

Proceeds from sales of securities	$—	$445	$30,568
Gross gains from sales of securities	—	—	56
Gross losses from sales of securities	—	—	(507)

The amortized cost and fair value of HTM and AFS securities as of December 31, 2025, by contractual maturity are shown in the table below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$507	$507
Due after one year through five years	45,041	44,944
Due after five years	903,410	812,212
	$948,958	$857,663
Securities AFS:
Due in one year or less	$2,161	$2,160
Due after one year through five years	17,948	17,503
Due after five years	229,347	186,820
	249,456	206,483
Residential mortgage-backed and related securities	72,951	68,855
Asset-backed securities	4,345	4,439
	$326,752	$279,777

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Investment Securities (continued)

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of December 31, 2025:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$207,965	$203,899
Corporate securities	29,719	32,370
	$237,684	$236,269

Securities AFS:
Municipal securities	$203,469	$162,950
Corporate securities	26,616	25,898
	$230,085	$188,848

As of December 31, 2025, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 80 issuers with fair values totaling $106.8 million and revenue bonds issued by 164 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $879.6 million. The Company held investments in general obligation bonds in 18 states, including 9 states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 31 states, including 14 states in which the aggregate fair value of such bonds exceeded $5.0 million.

As of December 31, 2024, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 79 issuers with fair values totaling $103.5 million and revenue bonds issued by 165 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $828.0 million. The Company held investments in general obligation bonds in 18 states, including 9 states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 31 states, including 13 states in which the aggregate fair value of such bonds exceeded $5.0 million.

The Company monitors the investments and concentration closely. Both general obligation and revenue bonds are diversified across many issuers. As of each of December 31, 2025 and 2024, the Company did not hold general obligation bonds of any single issuer, that in aggregate exceed 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the four bank charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of December 31, 2025, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of December 31, 2025, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Investment Securities (continued)

The following table summarizes the fair value of investment securities pledged and held under derivatives, public deposits, short-term borrowings and other borrowings as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

	(dollars in thousands)
Derivatives:
U.S. govt. sponsored agency securities	$11,268	$6,222
Residential mortgage-backed and related securities	36,565	18,132
Municipal securities	142,065	151,107
	189,898	175,461
Public deposits:
U.S. govt. sponsored agency securities	1,338	1,481
Residential mortgage-backed and related securities	1,985	2,022
	3,323	3,503
Short-term borrowings:
U.S. govt. sponsored agency securities	—	693
Residential mortgage-backed and related securities	—	8,564
	—	9,257
Other borrowings:
Municipal securities*	161,329	—
	161,329	—
Total investments pledged:
U.S. govt. sponsored agency securities	12,606	8,396
Residential mortgage-backed and related securities	38,550	28,718
Municipal securities	303,394	151,107
	$354,550	$188,221

* Municipal securities with an amortized cost of $176.6 million were pledged on secured borrowings as of December 31, 2025.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2025 and 2024 is presented as follows:

	December 31, 2025	December 31, 2024

	(dollars in thousands)
C&I:
C&I - revolving	$384,656	$387,991
C&I - other *	1,318,866	1,514,932
	1,703,522	1,902,923

CRE - owner occupied	577,352	605,993
CRE - non-owner occupied	1,036,655	1,077,852
Construction and land development	1,308,422	1,313,543
Multi-family	1,769,331	1,132,110
Direct financing leases**	9,533	17,076
1-4 family real estate***	603,683	588,179
Consumer	158,457	146,728
	7,166,955	6,784,404
Allowance for credit losses	(90,127)	(89,841)
	$7,076,828	$6,694,563
** Direct financing leases:
Net minimum lease payments to be received	$10,076	$18,506
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(708)	(1,595)
	9,533	17,076
Less allowance for credit losses	(311)	(580)
	$9,222	$16,496

*    Includes equipment financing agreements outstanding at m2, totaling $178.1 million and $303.2 million as of  December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the Company had two leases remaining with residual values totaling $165 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate as of such dates. There were no losses related to unguaranteed residual values during the years ended December 31, 2025, 2024, or 2023.

*** Includes residential real estate loans held for sale totaling $1.4 million and $2.1 million as of December 31, 2025 and 2024, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $32.8 million and $30.9 million at December 31, 2025 and 2024, respectively, and was included in other assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the years ended December 31, 2025, 2024 and 2023 are presented as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	Performing	Performing	Performing
	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(2,310)	$(3,891)	$(6,088)
Transferred to other real estate owned	(56)	—	—
Accretion recognized	607	1,581	2,197
Balance at the end of the period	$(1,759)	$(2,310)	$(3,891)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2025 and 2024 is presented as follows:

	2025
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$363,820	$19,972	$—	$—	$864	$384,656
C&I - other	1,284,558	3,755	1,915	3	28,635	1,318,866
CRE - owner occupied	575,669	1,277	—	—	406	577,352
CRE - non-owner occupied	1,033,991	—	—	—	2,664	1,036,655
Construction and land development	1,304,238	—	66	—	4,118	1,308,422
Multi-family	1,735,026	31,972	—	—	2,333	1,769,331
Direct financing leases	8,346	1,133	—	—	54	9,533
1-4 family real estate	597,924	2,760	192	82	2,725	603,683
Consumer	157,962	24	58	—	413	158,457
	$7,061,534	$60,893	$2,231	$85	$42,212	$7,166,955

As a percentage of total loan/lease portfolio	98.53%	0.85%	0.03%	0.00%	0.59%	100.00%

	2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I
C&I - revolving	$387,767	$30	$—	$—	$194	$387,991
C&I - other	1,474,729	13,159	2,931	2	24,111	1,514,932
CRE - owner occupied	604,550	173	454	—	816	605,993
CRE - non-owner occupied	1,074,541	85	—	—	3,226	1,077,852
Construction and land development	1,300,893	8	—	4,188	8,454	1,313,543
Multi-family	1,132,110	—	—	—	—	1,132,110
Direct financing leases	16,622	60	135	—	259	17,076
1-4 family real estate	579,943	4,910	539	80	2,707	588,179
Consumer	146,172	235	8	—	313	146,728
	$6,717,327	$18,660	$4,067	$4,270	$40,080	$6,784,404

As a percentage of total loan/lease portfolio	99.01%	0.28%	0.06%	0.06%	0.59%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2025 and 2024 are presented as follows:

	2025
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$864	$864	2%
C&I - other	3	19,678	8,957	28,638	68
CRE - owner occupied	—	406	—	406	1
CRE - non-owner occupied	—	2,664	—	2,664	6
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	5
Direct financing leases	—	54	—	54	-
1-4 family real estate	82	2,409	316	2,807	7
Consumer	—	413	—	413	1
	$85	$32,075	$10,137	$42,297	100%

	2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$193	$1	$194	-%
C&I - other	2	20,849	3,262	24,113	54
CRE - owner occupied	—	816	—	816	2
CRE - non-owner occupied	—	2,686	540	3,226	7
Construction and land development	4,188	—	8,454	12,642	29
Multi-family	—	—	—	—	-
Direct financing leases	—	259	—	259	1
1-4 family real estate	80	2,366	341	2,787	6
Consumer	—	313	—	313	1
	$4,270	$27,482	$12,598	$44,350	100%

The Company did not recognize any interest income on nonaccrual loans during either of the years ended December 31, 2025 or 2024.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

Changes in the ACL loans/leases by portfolio segment for the years ended December 31, 2025, 2024 and 2023 are presented as follows:

	Year Ended December 31, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,856	$34,002	$7,147	$11,137	$15,099	$12,173	$4,934	$1,493	$89,841
Provision	213	12,185	(737)	310	215	6,687	52	272	19,197
Charge-offs	(400)	(19,973)	(87)	10	—	—	(26)	(173)	(20,649)
Recoveries	78	1,470	1	—	83	—	26	80	1,738
Balance, ending	$3,747	$27,684	$6,324	$11,457	$15,397	$18,860	$4,986	$1,672	$90,127

*Included within the C&I-other column are ACL on leases with a beginning balance of $580 thousand, negative provision of $17 thousand, charge-offs of $290 thousand and recoveries of $38 thousand. ACL on leases was $311 thousand as of December 31, 2025.

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

*Included within the C&I - Other column are ACL on leases with a beginning balance of $992 thousand, negative provision of $172 thousand, charge-offs of $353 thousand and recoveries of $113 thousand. ACL on leases was $580 thousand as of December 31, 2024.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The composition of the ACL on loans/leases by portfolio segment based on evaluation method as of December 31, 2025 and 2024 was as follows:

	As of December 31, 2025
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$5,726	$378,930	$384,656	$39	$3,708	$3,747
C&I - other*	30,579	1,297,820	1,328,399	6,566	21,118	27,684
	36,305	1,676,750	1,713,055	6,605	24,826	31,431
CRE - owner occupied	23,711	553,641	577,352	1,464	4,860	6,324
CRE - non-owner occupied	3,419	1,033,236	1,036,655	1,642	9,815	11,457
Construction and land development	4,485	1,303,937	1,308,422	1,664	13,733	15,397
Multi-family	4,619	1,764,712	1,769,331	429	18,431	18,860
1-4 family real estate	3,395	600,288	603,683	300	4,686	4,986
Consumer	454	158,003	158,457	50	1,622	1,672
	$76,388	$7,090,567	$7,166,955	$12,154	$77,973	$90,127

*Included within the C&I – other category are leases individually evaluated of $54 thousand with a related allowance for credit losses of $16 thousand and leases collectively evaluated of $9.5 million with a related allowance for credit losses of $295 thousand.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses as of December 31, 2025 and 2024:

	As of December 31, 2025
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$5,487	$—	$239	$—	$—	$—	$—	$5,726
C&I - other*	7,001	—	—	—	4,760	7,610	11,208	30,579
	12,488	—	239	—	4,760	7,610	11,208	36,305
CRE - owner occupied	—	23,065	—	646	—	—	—	23,711
CRE - non-owner occupied	—	—	3,419	—	—	—	—	3,419
Construction and land development	—	—	4,485	—	—	—	—	4,485
Multi-family	—	—	4,619	—	—	—	—	4,619
1-4 family real estate	—	—	37	3,358	—	—	—	3,395
Consumer	—	—	—	444	—	—	10	454
	$12,488	$23,065	$12,799	$4,448	$4,760	$7,610	$11,218	$76,388

*Included within the C&I – other category are leases individually evaluated of $54 thousand with primary collateral of equipment.

	As of December 31, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,404	$—	$—	$—	$—	$—	$—	$3,404
C&I - other*	3,868	—	506	—	4,760	14,197	14,809	38,140
	7,272	—	506	—	4,760	14,197	14,809	41,544
CRE - owner occupied	—	26,760	—	62	—	—	—	26,822
CRE - non-owner occupied	—	—	18,163	—	—	—	—	18,163
Construction and land development	—	—	13,346	—	—	—	—	13,346
Multi-family	—	—	23	—	—	—	—	23
1-4 family real estate	—	—	176	3,287	—	—	—	3,463
Consumer	—	—	34	394	—	—	15	443
	$7,272	$26,760	$32,248	$3,743	$4,760	$14,197	$14,824	$103,804

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The following tables present credit quality indicator of loans by class of receivable and year of origination as of December 31, 2025:

	2025
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$352,945	$352,945
Special Mention	—	—	—	—	—	—	25,985	25,985
Substandard	—	—	—	—	—	—	5,726	5,726
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$384,656	$384,656

C&I - other
Pass	$300,721	$171,903	$288,321	$144,943	$61,157	$137,083	$—	$1,104,128
Special Mention	6,659	1,881	351	1,552	2,285	1,385	—	14,113
Substandard	5,520	11,195	126	755	84	4,838	—	22,518
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$312,900	$184,979	$288,798	$147,250	$63,526	$143,306	$—	$1,140,759

CRE - owner occupied
Pass	$109,608	$55,117	$80,181	$81,512	$91,330	$110,939	$11,091	$539,778
Special Mention	—	—	22	7,523	8,280	1,864	—	17,689
Substandard	1,222	—	111	825	696	17,031	—	19,885
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$110,830	$55,117	$80,314	$89,860	$100,306	$129,834	$11,091	$577,352

CRE - non-owner occupied
Pass	$281,076	$126,112	$152,953	$210,062	$129,932	$75,744	$42,996	$1,018,875
Special Mention	5,173	1,006	201	5,380	2,387	214	—	14,361
Substandard	78	—	2,664	319	—	358	—	3,419
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$286,327	$127,118	$155,818	$215,761	$132,319	$76,316	$42,996	$1,036,655

Construction and land development
Pass	$365,346	$409,811	$350,290	$95,684	$44,865	$255	$37,801	$1,304,052
Special Mention	—	90	—	—	70	—	—	160
Substandard	—	4,118	92	—	—	—	—	4,210
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$365,346	$414,019	$350,382	$95,684	$44,935	$255	$37,801	$1,308,422

Multi-family
Pass	$500,378	$145,022	$225,730	$350,851	$187,331	$355,047	$354	$1,764,713
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,333	—	—	—	12	2,273	—	4,618
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$502,711	$145,022	$225,730	$350,851	$187,343	$357,320	$354	$1,769,331

1-4 family real estate
Pass	$135,947	$90,638	$88,216	$70,462	$96,075	$110,623	$6,017	$597,978
Special Mention	1,507	—	354	—	526	6	—	2,393
Substandard	—	286	281	617	636	1,492	—	3,312
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$137,454	$90,924	$88,851	$71,079	$97,237	$112,121	$6,017	$603,683

Consumer
Pass	$15,483	$4,161	$3,964	$2,870	$698	$1,426	$129,337	$157,939
Special Mention	—	—	—	—	—	—	64	64
Substandard	—	—	220	174	—	—	60	454
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$15,483	$4,161	$4,184	$3,044	$698	$1,426	$129,461	$158,457

Total	$1,731,051	$1,021,340	$1,194,077	$973,529	$626,364	$820,578	$612,376	$6,979,315

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

	2025
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$1,001	$74,605	$60,869	$27,697	$5,885	$628	$—	$170,685
Nonperforming	—	1,135	3,308	2,161	764	54	—	7,422
Total C&I - other	$1,001	$75,740	$64,177	$29,858	$6,649	$682	$—	$178,107

Direct financing leases
Performing	$203	$665	$4,883	$3,043	$557	$128	$—	$9,479
Nonperforming	—	—	—	49	5		—	54
Total Direct financing leases	$203	$665	$4,883	$3,092	$562	$128	$—	$9,533

Total	$1,204	$76,405	$69,060	$32,950	$7,211	$810	$—	$187,640

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025							Year Ended December 31, 2024
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2024	2023	2022	2021	2020	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	390	—	—	—	10	$400	$—	—	—	—	—	—	$—
C&I - other	500	6,686	5,421	5,231	1,735	110	19,683	245	2,701	5,537	3,227	312	277	12,299
CRE - owner occupied	—	—	—	—	87	—	87	—	—	—	—	—	10	10
CRE - non-owner occupied	—	—	—	—	—	(10)	(10)	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	285	800	—	—	1,085
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	136	82	54	10	8	290	—	—	199	24	104	26	353
1-4 family real estate	—	3	—	23	—	—	26	—	21	—	—	—	3	24
Consumer	3	48	118	2	1	1	173	10	78	49	45	15	1	198
	$503	$7,263	$5,621	$5,310	$1,833	$119	$20,649	$255	$2,800	$6,070	$4,096	$431	$317	$13,969

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The following tables present credit quality indicator of loans by class of receivable and year of origination as of December 31, 2024:

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

	2024
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$109,373	$99,204	$57,819	$18,853	$4,107	$278	$—	$289,634
Nonperforming	1,028	4,689	5,537	2,076	201	—	—	13,531
Total C&I - other	$110,401	103,893	63,356	20,929	4,308	278	$—	$303,165

Direct financing leases
Performing	$1,742	$6,099	$6,583	$1,413	$569	$411	$—	$16,817
Nonperforming	—	103	70	39	46	1	—	259
Total Direct financing leases	$1,742	$6,202	$6,653	$1,452	$615	$412	$—	$17,076

Total	$112,143	$110,095	$70,009	$22,381	$4,923	$690	$—	$320,241

All loan and lease modifications to borrowers experiencing financial difficulty during 2025, 2024 and 2023 were deemed to be immaterial.

Changes in the ACL for OBS exposures for the years ended December 31, 2025, 2024 and 2023 are presented as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(dollars in thousands)

Balance, beginning	$8,273	$9,529	$5,552
Provisions (credited) to expense	(1,135)	(1,256)	3,977
Balance, ending	$7,138	$8,273	$9,529

Loans are made in the normal course of business to directors, executive officers, and their related interests. All such loans, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lenders and did not involve more than the normal risk of collectability or present other unfavorable features. An analysis of the changes in the aggregate committed amount of loans to insiders greater than or equal to $60,000 during the years ended December 31, 2025, 2024 and 2023, is as follows:

	2025	2024	2023

	(dollars in thousands)

Balance, beginning	$115,561	$125,963	$113,200
Net increase (decrease) due to change in related parties	729	(8,665)	2,200
Advances	96,453	14,612	23,977
Repayments	(62,718)	(16,349)	(13,414)
Balance, ending	$150,025	$115,561	$125,963

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries. These concentrations are relevant to the Company’s credit risk profile because adverse economic conditions or stress within a particular industry can affect multiple borrowers concurrently, increasing the potential for correlated credit losses. The sensitivity of these industries to factors such as interest rate changes, commodity price volatility, real estate market trends, or regulatory developments may also increase the likelihood of credit deterioration within concentrated segments. The Company manages these risks through concentration limits, underwriting standards and ongoing monitoring. The largest industry concentrations as of December 31, 2025 and 2024 were as follows:

	2025		2024
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases

	(dollars in thousands)

Lessors of Residential Buildings*	$3,033,830	42%	$2,648,346	39%
Lessors of Non-Residential Buildings	754,346	11%	715,668	11%
Hotels	184,083	3%	141,015	2%

* Includes loans on LIHTC projects

Note 4. Securitizations and Variable Interest Entities

In August 2025, the Company securitized $200.3 million of HTM municipal securities. The securitization was comprised of Class A Certificates of $134.2 million and Class B Certificates of $66.1 million. The Class A Certificates were sold to third-party investors, and the Class B Certificates were retained by the Company. The Class B Certificates provide the first loss support and are subordinate to the Class A Certificates. In order to execute this transaction, the Company created a new bankruptcy-remote special purpose entity (a “Sponsor SPE”), through which the transaction was executed, and which is consolidated by the Company. Based on the structure of the transaction, the Company retains effective control of the HTM municipal securities and accounts for the transaction as a secured borrowing. The full amount of HTM municipal securities remain on the balance sheet denoted as collateralizing the borrowing and the Class A Certificates sold to third-party investors are accounted for as a secured term borrowing and classified with other borrowings on the Company’s consolidated balance sheet. No separate securitization SPE or other financing entity was created for this transaction, rather, a governmental entity securitized the securities and issued the certificates.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Securitizations and Variable Interest Entities (continued)

Two classes of M-Series certificates were issued: M-Series Class A Certificates, totaling $197.5 million of principal and M-Series Class B Certificates totaling $34.9 million of principal.  Freddie Mac guarantees timely payment of interest and scheduled principal on M-Series Class A Certificates, which were sold to third-party investors through a Freddie Mac Securitization SPE. M-Series Class B Certificates are subordinated to M-Series Class A Certificates and were issued to the Company, which in turn pledged these M-Series Class B Certificates to provide 15% first loss support to Freddie Mac on the M-Series Class A Certificates, or approximately $34.9 million of first loss support. In addition, the Company pledged $10.1 million of related taxable loans. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any indemnification for material breach in the Company’s representations.

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

Freddie Mac Q-Series Securitizations

On November 26, 2024, the Company entered into an arrangement with a third-party trust and Freddie Mac, by which a $155.8 million portfolio of taxable LIHTC loans were sold to a trust and ultimately securitized through Freddie Mac and sold to investors. The Company retained beneficial interests with a fair value of $23.6 million, which are classified as trading securities on the consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $1.4 million net gain on sale was recognized, which included the impact of the fair value of retained beneficial interests and transaction costs.

Three classes of Q-Series certificates were issued: Q-Series Class A Certificates, Q-Series Class X Certificates and Q-Series Class B Certificates.  Q-Series Class A Certificates, totaling $138.5 million of principal, were sold by Freddie Mac to third-party investors through a Freddie Mac Securitization SPE. Q-Series Class X Certificates, totaling $3.2 million of principal, consisted of interest-only certificates for the interest in excess of that earned by the Q-Series Class A Certificates. Q-Series Class B Certificates totaling $18.9 million of principal, are subordinated to Q-Series Class A

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Securitizations and Variable Interest Entities (continued)

Certificates and were issued to the Company.  The consideration received by the Company for the loans sold consisted of cash and the Company purchased the Q-Series Class X Certificates and Q-Series Class B Certificates as retained beneficial interests.  Freddie Mac guarantees timely payment of interest and scheduled principal on both the Q-Series Class A Certificates and Q-Series and Class X Certificates. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in the Company’s representations.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Securitizations and Variable Interest Entities (continued)

In order to execute the municipal securities securitization and certain loan securitization transactions outlined above, CRBT created new Sponsor SPEs, all wholly-owned subsidiaries of CRBT through which the assets were sold to the respective securitization entities (governmental entity for the municipal securities securitization and Freddie Mac Securitization SPEs for the loan securitizations). The Company has variable interests in these Sponsor SPE VIEs and consolidates them as they have the power to direct the activities that most significantly impact them.

The Company also has variable interests in the Freddie Mac Securitization SPEs described above, as well as Freddie Mac real estate mortgage investment conduit (“REMIC”) trusts that were established in connection with the Freddie Mac Q-series LIHTC loan sales and securitizations.

All Freddie Mac VIE entities for both the M- and Q-series loan securitizations were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At both December 31, 2025 and 2024, the Company determined it was not the primary beneficiary of the Freddie Mac securitization SPE VIEs, including the REMIC trusts, primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs.

As a governmental entity, the entity that securitized the municipal securities is exempt from VIE consolidation considerations by the Company.

Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

As of December 31, 2025 and 2024, the Company’s total assets related to the consolidated Sponsor VIEs related to securitizations to date, were $83.9 million and $83.5 million, respectively, which are included in trading securities on the consolidated balance sheets, and there were no liabilities recorded as of either date. The Company’s maximum exposure to loss associated with the consolidated securitization VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of December 31, 2025, the maximum exposure to loss was $85.5 million.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2025 and 2024:

	2025	2024

	(dollars in thousands)

Land	$26,690	$27,096
Buildings (useful lives 15 to 39 years)	135,043	116,895
Construction in process - buildings	52,280	28,535
Furniture and equipment (useful lives 3 to 15 years)	79,548	58,094
Premises and equipment	293,561	230,620
Less accumulated depreciation	78,150	71,467
Premises and equipment, net	$215,411	$159,153

Construction in process – buildings consists of renovation costs on existing branch facilities as well as construction costs on new branch facilities.

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to certain agreed upon additions and deductions.  As of December 31, 2025, the Company had paid $36.6 million of the contract price, resulting in a remaining future commitment of $4.7 million.  Construction is anticipated to be completed in the second quarter of 2026.

The Company entered into a construction contract in 2025 for the construction of a new corporate headquarters including a new branch facility for QCBT in Bettendorf, Iowa.  The Company will pay the contractor a contract price of approximately $66.5 million, subject to certain agreed upon additions and deductions.  As of December 31, 2025, the Company had paid $10.6 million of the contract price, resulting in a remaining future commitment of $55.9 million.  Construction is anticipated to be completed in 2027.

As a lessee, the Company has entered into operating leases for certain branch locations.  Total lease expenses were $353 thousand and $406 thousand for the year ended December 31, 2025 and 2024, respectively.

At each of December 31, 2025 and 2024, the Company’s ROU assets (included in other assets on the consolidated balance sheets) and operating lease liabilities (included in other liabilities on the consolidated balance sheets) were $2.9 million and $3.3 million, respectively.

At December 31, 2025, the contractual maturities of operating lease liabilities were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2026	$434
2027	427
2028	429
2029	305
2030	125
Thereafter	2,060
$3,780

As a lessor, the Company leases certain types of commercial vehicles and industrial equipment to its customers.  The Company recognized lease-related revenue, primarily interest income from direct financing leases, of $788 thousand and $1.4 million for the years ended December 31, 2025 and 2024, respectively.  At December 31, 2025 and 2024, the Company’s net investment in direct financing leases was $9.2 million and $16.5 million, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment (continued)

As of December 31, 2025, the contractual maturities of sales-type and direct financing lease receivables were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2026	$785
2027	3,066
2028	5,278
2029	947
2030	—
Thereafter	—
Total lease payments receivable	$10,076
Unguaranteed residual values	165
Unearned lease/residual income	(708)
$9,533
Less allowance	(311)
Total lease payments receivable	$9,222

The

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023

	(dollars in thousands)

Balance at the beginning of period	$138,595	$139,027	$137,607
Acquisition of GFED - measurement period adjustment	—	—	1,420
Goodwill impairment - m2 restructuring	—	(432)	—
Balance at the end of period	$138,595	$138,595	$139,027

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

The following table presents goodwill by reportable segment:

	December 31, 2025	December 31, 2024	December 31, 2023

	(dollars in thousands)
Commercial banking:
QCBT	$2,791	$2,791	$3,223
CRBT	14,980	14,980	14,980
CSB	9,888	9,888	9,888
GB	110,936	110,936	110,936
	$138,595	$138,595	$139,027

At November 30, 2025 and 2024, the Company’s management performed an annual internal assessment of goodwill at the reporting unit level and determined no impairment existed at either date.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(dollars in thousands)

Balance at the beginning of the period	$11,061	$13,821	$16,759
Amortization expense	(2,981)	(2,760)	(2,938)
Balance at the end of the period	$8,080	$11,061	$13,821

Gross carrying amount	$29,519	$29,519	$29,519
Accumulated amortization	(21,439)	(18,458)	(15,698)
Net book value	$8,080	$11,061	$13,821

The following table presents the core deposit intangibles by reportable segment:

	December 31, 2025	December 31, 2024	December 31, 2023

	(dollars in thousands)
Commercial Banking:
CRBT	$387	$628	$883
CSB	—	865	1,430
GB	7,693	9,568	11,508
	$8,080	$11,061	$13,821

The following table presents the estimated amortization of the core deposit intangibles:

Amount
Years ending December 31,	(dollars in thousands)
2026	$2,024
2027	1,874
2028	1,316
2029	944
2030	889
Thereafter	1,033
$8,080

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities

Derivatives are summarized as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$576	$1,905
Unhedged Derivatives
Interest rate caps	—	118
Swaptions	22	998
Interest rate swaps	191,828	183,760
	$192,426	$186,781

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$(20,169)	$(30,623)
Interest rate collars	(144)	(105)
Fair Value Hedges
Interest rate swaps	(2,186)	(335)
Unhedged Derivatives
Interest rate swaps	(191,828)	(183,760)
	$(214,327)	$(214,823)

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

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities and its subordinated notes.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	December 31, 2025	December 31, 2024
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	5.72%	4.54%	$140	$427
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	5.73%	4.75%	64	197
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	5.73%	4.75%	50	153
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.13%	5.17%	43	132
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	6.78%	5.85%	144	443
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	6.78%	5.85%	115	353
Guaranty Statutory Trust II	5/23/2019	2/23/2026	Derivatives - Assets	10,310	5.59%	4.09%	20	200
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	4.02%	4.02%	(1,020)	(50)
				$114,310			$(444)	$1,855

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings.  The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2025		December 31, 2024
(dollars in thousands)

3/1/2020	3/3/2025*	Derivatives - Assets	$25,000	1.90%	$	N/A	$118

* Matured in 2025.

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

					Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2025		December 31, 2024
(dollars in thousands)

7/30/2024	7/30/2025*	Derivatives - Assets	$77,600	2.13%	$	N/A	$37
7/30/2024	7/30/2025*	Derivatives - Assets	33,100	2.62%		N/A	54
7/30/2024	7/30/2025*	Derivatives - Assets	28,254	2.12%		N/A	48
7/30/2024	7/30/2025*	Derivatives - Assets	66,247	2.63%		N/A	33
7/30/2024	1/29/2026	Derivatives - Assets	20,750	2.63%		-	102
7/30/2024	1/29/2026	Derivatives - Assets	41,700	2.13%		-	77
7/30/2024	1/30/2026	Derivatives - Assets	36,546	2.14%		-	70
7/30/2024	1/30/2026	Derivatives - Assets	18,453	2.64%		-	93
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.64%		8	140
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.14%		4	116
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%		3	103
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%		7	125
			$408,801			$22	$998
* Matured in 2025.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.  The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2025	December 31, 2024
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	3.96%	$(3,798)	$(5,445)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	3.96%	(5,425)	(7,779)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	3.96%	(4,348)	(6,233)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	3.96%	(2,734)	(3,916)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	3.96%	(285)	(720)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.96%	(948)	(2,400)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	3.96%	(664)	(1,680)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.96%	(947)	(2,400)
				$300,000			$(19,149)	$(30,573)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap. The collar is designated as a cash flow hedge in accordance with ASC 815.  The details of the interest rate collar are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	December 31, 2025	December 31, 2024
(dollars in thousands)

Loans	10/1/2022	10/1/2026	Derivatives - Assets (Liabilities)	$50,000	4.40%	2.44%	$(1)	$(105)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate deposits.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. These interest rate collars were executed during 2025 and therefore had no fair value as of December 31, 2024.  The details of the interest rate collars are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	December 31, 2025	December 31, 2024
(dollars in thousands)

Deposits	5/1/2025	11/1/2027	Derivatives - Liabilities	$50,000	4.40%	2.24%	$(19)	$	N/A
Deposits	5/1/2025	5/1/2028	Derivatives - Liabilities	50,000	4.40%	2.34%	(53)		N/A
Deposits	5/1/2025	11/1/2028	Derivatives - Liabilities	50,000	4.40%	2.43%	(72)		N/A
				$150,000			$(144)	$	N/A

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2025		December 31, 2024
(dollars in thousands)

Loans	7/12/2023	8/1/2025*	Derivatives - Liabilities	$15,000	3.79%	4.60%	$	N/A	$(35)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	25,000	3.79%	4.38%		(15)	(77)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	15,000	3.79%	4.38%		(9)	(46)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	20,000	3.79%	4.38%		(12)	(61)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	30,000	3.79%	4.21%		(119)	(79)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	15,000	3.79%	4.21%		(59)	(40)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	20,000	3.79%	4.21%		(79)	(53)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	32,500	3.79%	4.08%		(251)	(44)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	15,000	3.79%	4.08%		(116)	(20)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	20,000	3.79%	4.08%		(154)	(27)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	32,500	3.79%	3.98%		(352)	14
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	15,000	3.79%	3.98%		(162)	6
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	25,000	3.79%	3.98%		(271)	11
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	30,000	3.79%	3.90%		(391)	77
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	15,000	3.79%	3.90%		(196)	39
				$325,000				$(2,186)	$(335)
* Matured in 2025.

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted by hedging activities during the periods listed:

	Year Ended
	December 31, 2025	December 31, 2024

	(dollars in thousands)

Unrealized loss at beginning of period, net of tax	$(21,676)	$(19,979)
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	—	(510)
Amount of gain (loss) recognized in other comprehensive income, net of tax	6,747	(1,187)
Unrealized loss at end of period, net of tax	$(14,929)	$(21,676)

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	As of December 31, 2025		As of December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$5,954,979	$191,828	$4,148,306	$183,760
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$5,954,979	$191,828	$4,148,306	$183,760

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Interest and	Interest	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$489,426	$234,205	$481,857	$250,069	$413,410	$192,404

The effects of cash flow hedging:
Gain (loss) on interest rate caps and collars on deposits	-	(117)	-	(4,032)	-	(7,639)
Gain (loss) on interest rate swaps on debt	-	(806)	-	(1,271)	-	(1,167)
(Gain) loss on interest rate swaps and collars on loans	(8,314)	-	(11,431)	-	(10,763)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	491	-	3,380	-	1,746	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	December 31, 2025	December 31, 2024

	(dollars in thousands)

Cash	$47,691	$39,431
U.S. govt. sponsored agency securities	11,268	6,222
Municipal securities	142,065	151,107
Residential mortgage-backed and related securities	36,565	18,132
	$237,589	$214,892

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

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $596.3 million and $529.7 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the scheduled maturities of certificates of deposit were as follows:

Amount
(dollars in thousands)
Year ending December 31:
2026	$1,094,991
2027	60,371
2028	55,083
2029	57,943
2030	596
Thereafter	19
$1,269,003

As of December 31, 2025 and 2024, the Company had public entity interest-bearing demand deposits and certificates of deposit that are collateralized by investment securities with carrying values as follows:

	2025	2024
	(dollars in thousands)

U.S. govt. sponsored agency securities	$1,338	$1,481
Residential mortgage-backed and related securities	1,985	2,022
	$3,323	$3,503

The Company had a $165.0 million PUD LOC with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits as of December 31, 2025. As of December 31, 2024, the Company had a $240.0 million PUD LOC with the FHLB of Des Moines. There were no amounts outstanding under these letters of credit as of either December 31, 2025 or 2024.

Brokered deposits as of December 31, 2025 and 2024 were $236.9 million and $358.3 million, respectively.

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
	(dollars in thousands)

Federal funds purchased	$2,650	$1,800

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings (continued)

Information concerning federal funds purchased is summarized as follows for the years ended December 31, 2025 and 2024:

	2025	2024
	(dollars in thousands)

Average daily balance	$2,044	$1,850
Average daily interest rate	4.11%	5.03%
Maximum month-end balance	$3,550	$4,100
Weighted average for the year ended December 31	4.07%	4.20%

There were no investment securities pledged on short-term borrowings as of December 31, 2025. Investment securities with a carrying value of $9.2 million were pledged on short-term borrowings as of December 31, 2024.

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB. Maturity and interest rate information on advances from the FHLB as of December 31, 2025 and 2024 is as follows:

	December 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End

	(dollars in thousands)
Maturity:
Year ending December 31:
2025	$—	—%	$140,000	4.62%
2026	235,000	3.98	45,000	5.01
2027	—	—	45,000	4.82
2028	—	—	45,000	4.64
2029	10,383	—	10,383	—
2030	—	—	—	—
Total FHLB advances	$245,383	3.81%	$285,383	4.55%

Advances from the FHLB were collateralized by loans of $2.1 billion as of both December 31, 2025 and 2024. The FHLB applies loan-to-value discounts to loans pledged as collateral based on the loan type. There were no securities pledged as collateral on advances as of either December 31, 2025 or 2024.  The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2025 and 2024, the subsidiary banks held $16.6 million and $18.3 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheets.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit

In August 2025, the Company pledged a portion of its HTM municipal securities portfolio in exchange for term borrowings through a repurchase agreement. The repurchase agreements are reported as secured borrowings, as the Company  maintains effective control of the financed assets. The secured borrowing carries a fixed rate of 4.0% until the remarketing date of July 1, 2028, at which time the interest rate would change based on a remarketed rate or a fixed rate of 6.0% if remarketing fails. Principal and interest are paid semiannually on January 1 and July 1 of each year. The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured other borrowings on the consolidated balance sheets for December 31, 2025 and 2024.

Refer to Note 2 to the Consolidated Financial Statements for collateral pledged and held under our repurchase agreements.

	Amount Outstanding	Interest Rate	Amount Outstanding		Interest Rate
	as of December 31, 2025	as of December 31, 2025	as of December 31, 2024		as of December 31, 2024		Maturity Date

	(dollars in thousands)

Repurchase agreement	$110,539	4.00%	$	N/A	N/A	%	1/1/2055
Issuance costs	(3,144)			N/A
Total other borrowings	$107,395		$	N/A

In the second quarter of 2025, the Company renewed its revolving line of credit with a third-party financial institution.  At renewal, the available line amount increased from $50.0 million to $60.0 million for which there was no outstanding balance as of December 31, 2025 or 2024. Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum. The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Company’s bank subsidiaries.

Unused lines of credit of the subsidiary banks as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
	(dollars in thousands)

Secured	$489,942	$746,742
Unsecured	440,800	450,800
	$930,742	$1,197,542

Included in the Secured category above, the Company pledges select C&I and CRE loans to the FRB for borrowing as part of the Borrower-In-Custody program.  The total amount of loans pledged to the FRB through this program as of December 31, 2025 was $343.8 million, with a borrowing capacity of $172.8 million.

Note 12. Subordinated Notes

Subordinated notes as of December 31, 2025 and 2024 are summarized as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of December 31, 2025	as of December 31, 2025	as of December 31, 2024	as of December 31, 2024	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 2/12/19	$65,000	6.933%	$65,000	7.605%	2/15/2029
Subordinated debenture dated 9/14/20*	N/A	N/A %	50,000	5.125%	9/15/2030
Subordinated debenture dated 7/29/20*	N/A	N/A %	20,000	5.250%	9/30/2030
Subordinated debenture dated 8/18/22	45,000	5.500%	45,000	5.500%	9/1/2032
Subordinated debenture dated 8/18/22	55,000	5.950%	55,000	5.950%	9/1/2037
Subordinated debenture dated 9/15/25	50,000	6.875%	N/A	N/A %	9/15/2035
Subordinated debenture dated 9/15/25	20,000	7.225%	N/A	N/A %	9/15/2037
Debt issuance costs	(878)		(1,511)
Total Subordinated Debentures	$234,122		$233,489

* Redeemed in 2025.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subordinated Notes (continued)

2025 Issuance of Subordinated Notes

On September 15, 2025, the Company completed private placements of $70.0 million in aggregate principal amount subordinated notes.  The private placements were issued in two tranches consisting of $50.0 million in aggregate principal amount of 6.875% Fixed-to-Floating Rate Subordinated Notes due September 2035 (the “2035 Notes”) and $20.0 million in aggregate principal amount of 7.225% Fixed-to-Floating Rate Subordinated Notes due September 2037 (the “2037 Notes”).  The subordinated notes qualify as Tier 2 Capital for the Company.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

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

Redemption of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030

On July 25, 2025, the Company issued a notice of full redemption pursuant to that certain Additional Paying Agent and Co-Registrar Agreement, dated as of July 29, 2020, between GFED, as original issuer, and Wilmington Trust, National Association, as paying agent and co-registrar (“Wilmington”), as supplemented by that certain First Supplemental to Additional Paying Agent and Co-Registrar Agreement and Note, dated as of April 1, 2022, by and between Wilmington, the Company, as successor issuer, and GFED, governing the Company’s 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”).

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

Redemption of 5.125% Fixed-to-Floating Rate Subordinated Notes due 2030

On July 25, 2025, the Company issued a notice of full redemption (the “MW Notice”) under that certain Subordinated Note Purchase Agreement, dated as of September 14, 2020, by and between the Company and Modern Woodmen of America (“MW”), governing the Company’s 5.125% Fixed-to-Floating Subordinated Note due 2030 (the “MW Note”).

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

On February 19, 2019, the Company completed an underwritten public offering of  $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029. Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, bore interest at a fixed rate of 5.375% per year from and after February 12, 2019 to, but excluding, February 15, 2024.  From and after February 15, 2024 to, but excluding, the maturity date or earlier redemption date, the interest resets quarterly to the then current three-month LIBOR plus 282 basis points.  Interest on the subordinated notes was payable semi-annually, and commencing on August 15, 2019 during the five year fixed term, commencing on February 15, 2024, became payable quarterly.  The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after February 15, 2024.  The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes.  Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On August 18, 2022, the Company also completed a private offering of $45.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2032, of which $43.25 million were exchanged for subordinated notes registered under the Securities Act of 1933.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.50% per year, from and including September 1, 2022 to, but excluding September 1, 2027 or an earlier redemption.  From and including September 1, 2027 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 279 basis points.  Interest on the subordinated notes is payable semi-annually, and commencing on March 1, 2023 through September 1, 2027, and will become payable quarterly.  The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2027, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2025 and 2024 as follows:

	2025	2024
	(dollars in thousands)

Note Payable to QCR Holdings Capital Trust II	$10,310	$10,310
Note Payable to QCR Holdings Capital Trust III	8,248	8,248
Note Payable to QCR Holdings Capital Trust V	10,310	10,310
Note Payable to Community National Trust II*	3,093	3,093
Note Payable to Community National Trust III*	3,609	3,609
Note Payable to Guaranty Bankshares Statutory Trust I**	4,640	4,640
Note Payable to Guaranty Statutory Trust II***	10,310	10,310
Market Value Discount per ASC 805****	(1,529)	(1,660)
	$48,991	$48,860

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

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2025 and 2024, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2025	2024	Interest Rate	December 31, 2025	December 31, 2024

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month SOFR	6.78%	7.72%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month SOFR	6.78%	7.72%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month SOFR	5.72%	6.47%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month SOFR	6.13%	6.79%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month SOFR	5.73%	6.37%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month SOFR	5.73%	6.37%
Guaranty Statutory Trust II	December 2005	10,310	10,310	1.45% over 3-month SOFR	5.59%	6.23%
		$50,520	$50,520	Weighted Average Rate	6.11%	6.88%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(dollars in thousands)

Current
Federal	$7,747	$12,823	$9,827
State	3,301	3,096	4,181
Total current	$11,048	$15,919	$14,008

Deferred
Federal	$(3,270)	$(7,613)	$(1,198)
State	930	421	252
Total deferred	$(2,340)	$(7,192)	$(946)

Total income tax
Federal	$4,477	$5,210	$8,629
State	4,231	3,517	4,433
Total income tax	$8,708	$8,727	$13,062

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025		2024		2023
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

U.S. federal statutory tax rate	$28,539	21.0%	$25,741	21.0%	$26,590	21.0%
State and local income taxes, net of federal income tax effect (*)	4,231	3.1	3,517	2.9	4,433	3.5
Tax credits
Low income housing tax credits	(2,470)	(1.8)	(1,784)	(1.5)	(1,922)	(1.5)
Other credits	(172)	(0.1)	(431)	(0.4)	(735)	(0.6)
Nontaxable or nondeductible items
Tax exempt income, net	(32,560)	(24.0)	(28,987)	(23.6)	(22,437)	(17.7)
Interest disallowance	13,363	9.8	12,577	10.3	8,614	6.8
Bank-owned life insurance	(706)	(0.5)	(1,142)	(0.9)	(875)	(0.7)
Meals and entertainment	125	0.1	123	0.1	134	0.1
Other	(546)	(0.4)	(618)	(0.5)	(470)	(0.4)
Changes in unrecognized tax benefits	(502)	(0.4)	1,169	1.0	396	0.3
Other adjustments
Excess tax benefit on stock options exercised and restricted stock awards vested	(673)	(0.5)	(929)	(0.8)	(464)	(0.4)
Other	79	0.1	(509)	(0.5)	(202)	(0.1)
Effective tax rate	$8,708	6.4%	$8,727	7.1%	$13,062	10.3%

* State taxes in Iowa made up the majority (greater than 50 percent) of the tax effect in this category.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

A reconciliation of income taxes paid was as follows for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023

	(dollars in thousands)

U.S. federal taxes	$—	$—	$(992)
State taxes
Delaware	*	*	172
Iowa	3,689	3,657	3,200
Illinois	*	680	*
Missouri	701	*	*
Other states	512	517	475
Total income taxes paid	$4,902	$4,854	$2,855

*Jurisdiction below the threshold for the period presented

Changes in the unrecognized tax benefits included in other liabilities were as follows for the years ended December 31, 2025 and 2024:

	2025	2024
	(dollars in thousands)

Balance, beginning	$4,245	$3,076
Impact of tax positions taken during current year	838	972
Gross increase related to tax positions of prior years	181	184
Change as a result of a lapse of the applicable statute of limitations	(1,521)	13
Balance, ending	$3,743	$4,245

Included in the unrecognized tax benefits liability at December 31, 2025 were potential benefits of approximately $3.1 million that, if recognized, would have affected the effective tax rate for the year ended December 31, 2025.  Included in the unrecognized tax benefits liability at December 31, 2024 were potential benefits of approximately $3.8 million  that, if recognized, would have affected the effective tax rate for the year ended December 31, 2024.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2025 and 2024, accrued interest on uncertain tax positions was approximately $1.1 million and $971 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

The following table summarizes that impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(dollars in thousands)

Tax credits recognized	$10,535	$8,189	$5,185
Other tax benefits recognized	1,818	2,631	2,037
Amortization	(8,848)	(8,313)	(5,091)
Net benefit included in income tax	3,505	2,507	2,131

Other income	—	—	—
Allocated income on investments	—	—	—
Net benefit included in noninterest income	—	—	—

Net benefit included in the Consolidated Statements of Income	$3,505	$2,507	$2,131

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the years ending December 31, 2025, 2024 and 2023.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act”, into law.  The legislation included several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.  These changes were reflected in the income tax provision for the year ended December 31, 2025.  The restoration of immediate expensing for domestic research and development and 100% bonus depreciation resulted in an adjustment to the Company’s deferred tax assets and liabilities. The Company expects these provisions to continue to favorably impact its effective tax rate and cash tax payments in future periods.

The Company’s federal income tax returns are open and subject to examination from the 2022 tax return year and later. Various state franchise and income tax returns are generally open from the 2021 and later tax return years based on individual state statutes of limitations.

The net deferred tax assets consisted of the following as of December 31, 2025 and 2024:

	2025	2024
	(dollars in thousands)
Deferred tax assets:
Low income housing tax credits	$9,692	$—
Net unrealized losses on securities available for sale and derivative instruments	15,678	18,960
Compensation	19,314	17,765
Loan/lease losses	20,549	19,343
Equipment financing leases	—	1,555
Net operating loss carryforwards, federal and state	359	493
Other	847	893
	66,439	59,009
Deferred tax liabilities:
Premises and equipment	9,780	6,102
Equipment financing leases	163	—
Acquisition fair value adjustments	3,642	3,962
Deferred loan origination fees, net	2,311	1,098
Municipal bond secured borrowing	3,219	—
Prepaid expense	2,049	1,630
	21,164	12,792
Net deferred tax assets	$45,275	$46,217

At December 31, 2025, the Company had $1.5 million of federal tax NOL carryforwards and $2.0 million of state tax NOL carryforwards. $361 thousand of the federal tax NOL carryforwards were related to the acquisition of Community National and CNB and these losses are set to expire in varying amounts between 2029 and 2033.  $2.0 million of the state tax NOL carryforwards are also related to the acquisition of Community National and CNB and

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

are set to expire in varying amounts between 2026 and 2028. The additional $1.2 million of federal NOLs were acquired in 2022 with the Guaranty Bank acquisition.  The Guaranty Bank federal tax NOLs acquired are expected to be utilized prior to their expiration dates.

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

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(dollars in thousands)

Provision for income taxes	$(2,340)	$(7,192)	$(946)
Statement of stockholders' equity- Other comprehensive income (loss)	3,282	(833)	3,192
	$942	$(8,025)	$2,246

Note 15. Employee Benefit Plans

The Company has a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participants to defer a portion of their annual compensation under the profit sharing plan. Substantially all employees who are at least 18 years of age are eligible to participate in the plan. The Company matches 100% of an employee’s deferrals up to the first 3% of an employee’s annual compensation, and 50% of the next 3% of an employee’s deferred annual compensation, up to a maximum amount of 4.5% of an employee’s annual compensation. Additionally, at its discretion, the Company may make additional contributions to the plan, which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2025, 2024 and 2023. Company matching contributions for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(dollars in thousands)

Matching contribution	$3,753	$3,670	$3,314

The Company has entered into nonqualified supplemental executive retirement plans (“SERPs”) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified retirement plan. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(dollars in thousands)

Balance, beginning	$8,822	$8,689	$8,165
Expense accrued	738	400	889
Cash payments made	(467)	(267)	(365)
Balance, ending	$9,093	$8,822	$8,689

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

Upon retirement, each officer will, subject to a potential six-month deferral, receive the deferral balance in 180 equal monthly installments. As of December 31, 2025 and 2024 the liability related to the agreements totaled $61.7 million and $55.1 million, respectively.

Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(dollars in thousands)

Balance, beginning	$55,118	$46,800	$38,255
Employee deferrals	2,128	3,597	4,306
Company match and interest	5,352	5,393	4,788
Cash payments made	(888)	(672)	(549)
Balance, ending	$61,710	$55,118	$46,800

Note 16. Stock-Based Compensation

The Company’s board of directors adopted in February 2013, and its stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). The Company’s board of directors adopted in February 2016, and its stockholders approved in May 2016, the QCR Holdings, Inc. 2016 Equity Incentive Plan (“2016 Equity Incentive Plan”). The Company’s board of directors adopted in February 2024, and its stockholders approved in May 2024, the QCR Holdings, Inc. 2024 Equity Incentive Plan (“2024 Equity Incentive Plan”). Up to 350,000, 350,000, 400,000 and 600,000 shares of common stock, respectively, may be issued to employees and directors of the Company and its subsidiaries pursuant to equity incentive awards granted under these plans.

The 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan,  the 2016 Equity Incentive Plan and the 2024 Equity Incentive Plan (collectively, the “Equity Plans”) are administered by the Compensation Committee of the board of directors (the “Committee”). As of December 31, 2025, there were 575,123 remaining shares of common stock available for the grant of future awards under the Equity Plans; however, such future awards may be granted only under the 2024 Equity Incentive Plan.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
	(dollars in thousands)

Stock options	$461	$358	$286
Restricted stock awards and restricted stock units	2,358	2,128	2,084
Stock purchase plan	412	339	308
	$3,231	$2,825	$2,678

Stock options:

A summary of the stock option plans as of December 31, 2025, 2024, and 2023 and changes during the years then ended is presented below:

	December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	220,846	$39.70	290,149	$32.11	346,678	$27.60
Granted	29,900	75.04	29,900	56.79	25,000	53.31
Exercised	(49,696)	24.54	(95,724)	22.05	(81,354)	19.45
Forfeited	(587)	30.01	(3,479)	39.01	(175)	15.65
Outstanding, ending	200,463	48.76	220,846	39.70	290,149	32.11

Exercisable, ending	139,969		158,911		233,967

Weighted average fair value per option granted	$26.24		$18.61		$16.36

A further summary of options outstanding as of December 31, 2025 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$22.64 to $36.00	38,911	1.04	$26.77	38,911	$26.77
$40.00 to $42.75	26,583	2.64	41.41	26,583	41.41
$43.61 to $48.50	35,415	3.40	44.23	35,390	44.23
$53.31 to $53.87	41,429	6.71	53.57	24,305	53.64
$56.26 to $56.79	28,225	8.17	56.79	6,780	56.79
$75.04 to $75.04	29,900	9.18	75.04	—	—
	200,463			131,969

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Restricted stock and unit awards:

A summary of changes in the Company’s nonvested restricted stock, restricted stock unit and performance stock unit awards as of December 31, 2025, 2024 and 2023 is presented below:

	December 31,
	2025	2024	2023
Outstanding, beginning	67,624	88,178	84,115
Granted*	36,350	28,211	51,157
Released	(36,370)	(43,468)	(43,331)
Forfeited	(1,091)	(5,297)	(3,763)
Outstanding, ending	66,513	67,624	88,178

Weighted average fair value per share granted	$72.85	$58.01	$51.64

*  At December 31, 2025, included 0 shares of restricted stock awards and 60,572 restricted stock units.

At December 31, 2024, included 1,500 shares of restricted stock awards and 64,620 restricted stock units.

At December 31, 2023, included 4,500 shares of restricted stock awards and 80,820 restricted stock units.

The total grant value of restricted stock, restricted stock unit and performance share unit awards that were released during the years ended December 31, 2025, 2024 and 2023 was $2.8 million, $2.6 million and $2.2 million, respectively.

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

Additionally, the maximum percentage that any one participant can elect to contribute is 15% of his or her compensation for the years ended December 31, 2025, 2024 and 2023.  Information for the stock purchase plan for the years ended December 31, 2025, 2024 and 2023 is presented below:

	2025	2024	2023
Shares granted	25,891	28,746	36,964
Shares purchased	26,683	31,069	35,058
Weighted average fair value per share granted	$15.94	$11.85	$8.35

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2025 and 2024, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2025 and 2024 are also presented in the following table (dollars in thousands). As of December 31, 2025 and 2024, the subsidiary banks met the requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2025:
Company:
Total risk-based capital	$1,369,172	14.19%	$771,812	>	8.00%	$1,013,003	>	10.50%	$964,765	>	10.00%
Tier 1 risk-based capital	1,063,505	11.02	578,859	>	6.00	820,050	>	8.50	771,812	>	8.00
Tier 1 leverage	1,063,505	11.07	384,419	>	4.00	384,419	>	4.00	480,523	>	5.00
Common equity Tier 1	1,014,514	10.52	434,144	>	4.50	675,335	>	7.00	627,097	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$342,214	14.33%	$191,071	>	8.00%	$250,780	>	10.50%	$238,838	>	10.00%
Tier 1 risk-based capital	313,533	13.13	143,303	>	6.00	203,013	>	8.50	191,071	>	8.00
Tier 1 leverage	313,533	10.65	117,711	>	4.00	117,711	>	4.00	147,138	>	5.00
Common equity Tier 1	313,533	13.13	107,477	>	4.50	167,187	>	7.00	155,245	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$495,107	14.61%	$271,051	>	8.00%	$355,754	>	10.50%	$338,814	>	10.00%
Tier 1 risk-based capital	466,349	13.76	203,288	>	6.00	287,992	>	8.50	271,051	>	8.00
Tier 1 leverage	466,349	16.22	115,000	>	4.00	115,000	>	4.00	143,751	>	5.00
Common equity Tier 1	466,349	13.76	152,466	>	4.50	237,170	>	7.00	220,229	>	6.50
Community State Bank:
Total risk-based capital	$212,148	12.65%	$134,206	>	8.00%	$176,146	>	10.50%	$167,758	>	10.00%
Tier 1 risk-based capital	197,171	11.75	100,655	>	6.00	142,594	>	8.50	134,206	>	8.00
Tier 1 leverage	197,171	11.42	69,072	>	4.00	69,072	>	4.00	86,340	>	5.00
Common equity Tier 1	197,171	11.75	75,491	>	4.50	117,431	>	7.00	109,043	>	6.50
Guaranty Bank:
Total risk-based capital	$308,357	14.13%	$174,598	>	8.00%	$229,159	>	10.50%	$218,247	>	10.00%
Tier 1 risk-based capital	283,230	12.98	130,948	>	6.00	185,510	>	8.50	174,598	>	8.00
Tier 1 leverage	283,230	12.03	94,143	>	4.00	94,143	>	4.00	117,679	>	5.00
Common equity Tier 1	283,230	12.98	98,211	>	4.50	152,773	>	7.00	141,861	>	6.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2024:
Company:
Total risk-based capital	$1,273,903	14.10%	$723,016	>	8.00%	$948,958	>	10.50%	$903,770	>	10.00%
Tier 1 risk-based capital	955,039	10.57	542,262	>	6.00	768,204	>	8.50	723,016	>	8.00
Tier 1 leverage	955,039	10.73	356,091	>	4.00	356,091	>	4.00	445,114	>	5.00
Common equity Tier 1	906,179	10.03	406,696	>	4.50	632,639	>	7.00	587,450	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$323,221	13.65%	$189,365	>	8.00%	$248,541	>	10.50%	$236,706	>	10.00%
Tier 1 risk-based capital	293,597	12.40	142,024	>	6.00	201,200	>	8.50	189,365	>	8.00
Tier 1 leverage	293,597	11.41	102,969	>	4.00	102,969	>	4.00	128,712	>	5.00
Common equity Tier 1	293,597	12.40	106,518	>	4.50	165,694	>	7.00	153,859	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$452,942	14.79%	$245,055	>	8.00%	$321,635	>	10.50%	$306,319	>	10.00%
Tier 1 risk-based capital	424,253	13.85	183,792	>	6.00	260,371	>	8.50	245,055	>	8.00
Tier 1 leverage	424,253	16.40	103,449	>	4.00	103,449	>	4.00	129,312	>	5.00
Common equity Tier 1	424,253	13.85	137,844	>	4.50	214,424	>	7.00	199,108	>	6.50
Community State Bank:
Total risk-based capital	$189,362	12.94%	$117,065	>	8.00%	$153,648	>	10.50%	$146,332	>	10.00%
Tier 1 risk-based capital	176,646	12.07	87,799	>	6.00	124,382	>	8.50	117,065	>	8.00
Tier 1 leverage	176,646	11.72	60,305	>	4.00	60,305	>	4.00	75,382	>	5.00
Common equity Tier 1	176,646	12.07	65,849	>	4.50	102,432	>	7.00	95,115	>	6.50
Guaranty Bank:
Total risk-based capital	$297,047	14.26%	$166,695	>	8.00%	$218,787	>	10.50%	$208,369	>	10.00%
Tier 1 risk-based capital	272,621	13.08	125,021	>	6.00	177,113	>	8.50	166,695	>	8.00
Tier 1 leverage	272,621	12.15	89,770	>	4.00	89,770	>	4.00	112,213	>	5.00
Common equity Tier 1	272,621	13.08	93,766	>	4.50	145,858	>	7.00	135,440	>	6.50

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed four issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2025 or 2024.

On October 20, 2025, the Company’s board of directors authorized the new repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new repurchase program does not have an expiration date, and replaced the prior repurchase program approved in 2022. The new repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the new repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the new repurchase program’s expiration, without any prior notice.  The new repurchase program replaces the prior repurchase program announced on May 19, 2022, which has been terminated.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

There were 278,512 shares and no shares of common stock repurchased by the Company pursuant to these plans during the year ended December 31, 2025 and 2024, respectively.  There were 1,550,544 and 760,915 shares of common stock remaining for repurchase pursuant to these plans as of December 31, 2025 and 2024, respectively.

Note 18. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(dollars in thousands, except share data)

Net income	$127,194	$113,850	$113,558

Basic EPS	$7.54	$6.77	$6.79
Diluted EPS	$7.49	$6.71	$6.73

Weighted average common shares outstanding	16,876,457	16,829,004	16,732,406
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	97,214	130,849	133,985
Weighted average common and common equivalent shares outstanding	16,973,671	16,959,853	16,866,391

*  Excludes anti-dilutive restricted stock shares of 0, 0, and 1,762 at December 31, 2025, 2024 and 2023, respectively and anti-dilutive options of 28,100, 0 and 47,164 at December 31, 2025, 2024 and 2023, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies (continued)

recovery from the customer. At each of December 31, 2025 and 2024, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2025 and 2024, commitments to extend credit aggregated $1.7 billion and $1.9 billion, respectively. As of December 31, 2025 and 2024, standby letters of credit aggregated $29.1 million and $28.8 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $1.4 million and $2.1 million as of December 31, 2025 and 2024, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $19.1 million and $21.8 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2025 and 2024, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2025, 2024 and 2023. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.  See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s contractual commitments for construction.

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit and federal funds sold exceeded federal insured limits by approximately $116.8 million and $86.0 million as of December 31, 2025 and 2024, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the customer’s account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2025 and 2024, the Company had $1.9 million and $4.1 million, respectively, of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs. As of December 31, 2025 and 2024, there were no investment securities pledged on the Goldman Sachs Program.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2025 and 2024

	2025	2024
	(dollars in thousands)
Assets
Cash and due from banks	$47,114	$28,635
Investment in bank subsidiaries	1,360,503	1,259,571
Investment in nonbank subsidiaries	6,484	6,319
Premises and equipment, net	25,460	13,404
Other assets	18,110	16,370
Total assets	$1,457,671	$1,324,299

Liabilities and Stockholders' Equity
Liabilities:
Subordinated notes	$234,122	$233,489
Junior subordinated debentures	48,991	48,860
Other liabilities	62,247	44,563
Total liabilities	345,360	326,912

Stockholders' Equity:
Common stock	16,691	16,882
Additional paid-in capital	372,851	374,975
Retained earnings	773,353	665,171
Accumulated other comprehensive loss	(50,584)	(59,641)
Total stockholders' equity	1,112,311	997,387
Total liabilities and stockholders' equity	$1,457,671	$1,324,299

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(dollars in thousands)

Total interest income	$37	$13	$—
Equity in net income of bank subsidiaries	154,821	140,197	137,451
Equity in net income of nonbank subsidiaries	2,164	2,221	2,220
Other	771	369	704
Total income	157,793	142,800	140,375

Interest expense	17,803	17,088	16,066
Salaries and employee benefits	7,348	11,558	9,940
Professional fees	2,416	539	12
Post-acquisition compensation, transition and integration costs	—	—	207
Other	4,500	4,083	3,744
Total expenses	32,067	33,268	29,969

Income before income tax benefit	125,726	109,532	110,406

Income tax benefit	1,468	4,318	3,152
Net income	$127,194	$113,850	$113,558

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$127,194	$113,850	$113,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiaries	(154,821)	(140,197)	(137,451)
Earnings of nonbank subsidiaries	(2,164)	(2,221)	(2,220)
Distributions from bank subsidiaries	65,000	—	—
Distributions from nonbank subsidiaries	102	129	114
Deferred income taxes	(164)	1,410	(349)
Accretion of acquisition fair value adjustments	131	129	129
Depreciation	611	603	576
Deferred compensation expense accrued	6,091	5,793	4,063
Stock-based compensation expense	3,231	2,825	2,678
Gain on sale of fixed assets	—	54	—
Increase in other assets	(10,298)	(794)	(2,649)
Increase in other liabilities	20,793	1,061	9,062
Net cash provided by (used in) operating activities	55,706	(17,358)	(12,489)

Cash Flows from Investing Activities:
Capital infusion, bank subsidiaries	—	—	(10,000)
Net cash received in dissolution of subsidiary	—	—	3,184
Purchase of premises and equipment	(12,667)	(4,775)	(224)
Net cash used in investing activities	(12,667)	(4,775)	(7,040)

Cash Flows from Financing Activities:
Prepayments of subordinated notes	(70,000)	—	—
Proceeds from subordinated notes	70,000	—	—
Payment of cash dividends	(4,061)	(4,032)	(4,029)
Proceeds from issuance of common stock, net	1,130	1,469	1,403
Repurchase and cancellation of shares	(21,629)	—	(8,686)
Net cash used in financing activities	(24,560)	(2,563)	(11,312)

Net increase (decrease) in cash and due from banks	18,479	(24,696)	(30,841)

Cash and due from banks:
Beginning	28,635	53,331	84,172
Ending	$47,114	$28,635	$53,331

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value

Accounting guidance on fair value measurements uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2025 and 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
December 31, 2025:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,024	$—	$16,024	$—
Residential mortgage-backed and related securities	68,855	—	68,855	—
Municipal securities	163,085	—	163,085	—
Asset-backed securities	4,439	—	4,439	—
Corporate securities	27,374	—	27,374	—
Securities trading	83,857	—	—	83,857
Derivatives	192,426	—	192,426	—
Total assets measured at fair value	$556,060	$—	$472,203	$83,857

Derivatives	$214,327	$—	$214,327	$—
Total liabilities measured at fair value	$214,327	$—	$214,327	$—

December 31, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,591	$—	$20,591	$—
Residential mortgage-backed and related securities	50,042	—	50,042	—
Municipal securities	164,575	—	164,575	—
Asset-backed securities	9,224	—	9,224	—
Corporate securities	36,677	—	36,677	—
Securities trading	83,529	—	—	83,529
Derivatives	186,781	—	186,781	—
Total assets measured at fair value	$551,419	$—	$467,890	$83,529

Derivatives	$214,823	$—	$214,823	$—
Total liabilities measured at fair value	$214,823	$—	$214,823	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, yield curves, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy as of December 31, 2025 and 2024.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of December 31, 2025, the discount rates ranged from 3.12% to 6.27%.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

Changes in fair value of trading securities for the years ended December 31, 2025 and 2024, are presented in the  following table.

	Year Ended
	December 31, 2025	December 31, 2024

Balance at the beginning of the period	$83,529	$22,369
Trading securities purchased	—	60,233
Paydowns	(165)	(13)
Premium amortization	(948)	(616)
Fair value gain	1,441	1,556
Balance at the end of the period	$83,857	$83,529

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

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2025 and 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

December 31, 2025:
Loans/leases evaluated individually	$47,183	$—	$—	$47,183
OREO	583	—	—	583
	$47,766	$—	$—	$47,766

December 31, 2024:
Loans/leases evaluated individually	$54,434	$—	$—	$54,434
OREO	714	—	—	714
	$55,148	$—	$—	$55,148

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2025	2024	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$47,183	$54,434	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	583	714	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2025 or 2024.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2025		As of December 31, 2024
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$76,494	$76,494	$91,732	$91,732
Federal funds sold	Level 2	23,150	23,150	27,150	27,150
Interest-bearing deposits at financial institutions	Level 2	126,508	126,508	143,442	143,442
Investment securities:
HTM	Level 2	948,676	857,663	835,797	800,583
AFS	Level 2	279,777	279,777	281,109	281,109
Trading	Level 3	83,857	83,857	83,529	83,529
Loans/leases receivable, net	Level 3	43,688	47,183	50,402	54,434
Loans/leases receivable, net	Level 2	7,033,140	6,794,019	6,644,161	6,325,156
Derivatives	Level 2	192,426	192,426	186,781	186,781

Deposits:
Nonmaturity deposits	Level 2	6,145,194	6,145,194	5,835,362	5,835,362
Time deposits	Level 2	1,269,004	1,268,442	1,225,825	1,222,482
Short-term borrowings	Level 2	2,650	2,650	1,800	1,800
FHLB advances	Level 2	245,383	244,237	285,383	285,196
Other borrowings	Level 2	107,395	100,634	—	—
Subordinated notes	Level 2	234,122	237,648	233,489	238,873
Junior subordinated debentures	Level 2	48,991	42,997	48,860	41,638
Derivatives	Level 2	214,327	214,327	214,823	214,823

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

Selected financial information on the Company’s business segments is presented as follows as of and for the years ended December 31, 2025, 2024, and 2023:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Year Ended December 31, 2025
Interest and dividend income	$151,070	$135,004	$85,596	$123,509	$292	$(6,045)	$489,426
Interest expense	73,449	52,582	34,511	63,607	17,803	(7,747)	234,205
Net interest income	77,621	82,422	51,085	59,902	(17,511)	1,702	255,221
Provision for credit losses	8,264	3,275	2,755	3,787	—	—	18,081
Noninterest income
Capital markets revenue	811	53,896	723	9,268	—	—	64,698
Other segment revenue items	21,771	15,322	5,846	7,759	160,092	(161,165)	49,625
Total noninterest income	22,582	69,218	6,569	17,027	160,092	(161,165)	114,323
Noninterest expense
Salaries and benefits expense	31,601	37,092	20,640	30,393	7,348	—	127,074
Occupancy expense	6,472	7,241	5,214	6,922	2,170	—	28,019
Other segment expense items	17,144	16,942	10,234	13,504	5,223	(2,579)	60,468
Total noninterest expense	55,217	61,275	36,088	50,819	14,741	(2,579)	215,561
Income tax expense	1,841	10,434	(764)	(1,385)	(1,418)	—	8,708
Net income (loss) from continuing operations	$34,881	$76,656	$19,575	$23,708	$129,258	$(156,884)	$127,194

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	387	—	7,693	—	—	8,080
Total assets	2,705,319	2,855,840	1,717,264	2,411,570	1,466,389	(1,580,912)	9,575,470

Year Ended December 31, 2024
Interest and dividend income	$148,530	$126,316	$80,650	$126,977	$294	$(910)	$481,857
Interest expense	76,027	54,476	34,762	70,143	17,088	(2,427)	250,069
Net interest income	72,503	71,840	45,888	56,834	(16,794)	1,517	231,788
Provision for credit losses	10,460	5,365	(154)	1,427	—	—	17,098
Noninterest income
Capital markets revenue	270	62,418	—	8,369	—	—	71,057
Other segment revenue items	19,115	10,666	5,603	10,326	145,001	(146,239)	44,472
Total noninterest income	19,385	73,084	5,603	18,695	145,001	(146,239)	115,529
Noninterest expense
Salaries and benefits expense	32,062	36,521	18,403	29,642	11,558	—	128,186
Occupancy expense	5,963	6,221	4,577	6,700	1,952	—	25,413
Other segment expense items	18,954	14,373	8,480	11,651	3,004	(2,419)	54,043
Total noninterest expense	56,979	57,115	31,460	47,993	16,514	(2,419)	207,642
Income tax expense	2,019	10,383	619	(30)	(4,264)	—	8,727
Net income (loss) from continuing operations	$22,430	$72,061	$19,566	$26,139	$115,957	$(142,303)	$113,850

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	628	865	9,568	—	—	11,061
Total assets	2,588,587	2,614,570	1,531,559	2,342,958	1,332,834	(1,384,478)	9,026,030

Year Ended December 31, 2023
Interest and dividend income	$128,280	$108,113	$68,069	$110,130	$181	$(1,363)	$413,410
Interest expense	60,379	40,700	24,413	53,464	16,066	(2,618)	192,404
Net interest income	67,901	67,413	43,656	56,666	(15,885)	1,255	221,006
Provision for loan/lease losses	12,512	2,139	1,248	640	—	—	16,539
Noninterest income
Capital markets revenue	246	82,593	—	9,226	—	—	92,065
Other segment revenue items	16,849	10,587	5,184	8,682	142,427	(143,110)	40,619
Total noninterest income	17,095	93,180	5,184	17,908	142,427	(143,110)	132,684
Noninterest expense
Salaries and benefits expense	28,470	51,733	16,749	29,727	9,940	—	136,619
Occupancy expense	5,627	6,029	4,489	7,108	1,778	—	25,031
Other segment expense items	14,693	14,457	7,997	11,749	2,284	(2,299)	48,881
Total noninterest expense	48,790	72,219	29,235	48,584	14,002	(2,299)	210,531
Income tax expense	1,927	13,857	330	71	(3,123)	—	13,062
Net income (loss) from continuing operations	$21,767	$72,378	$18,027	$25,279	$115,663	$(139,556)	$113,558

Goodwill	$3,223	$14,980	$9,888	$110,936	$—	$—	$139,027
Intangibles	—	883	1,430	11,508	—	—	13,821
Total assets	2,448,957	2,419,146	1,426,202	2,281,296	1,213,954	(1,250,661)	8,538,894

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Business Segment Information (continued)

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Year Ended December 31, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$34,881	$76,656	$19,575	$23,708	$154,820
Total assets:
Investment in subsidiary bank	303,794	469,367	195,240	392,102	1,360,503

Year Ended December 31, 2024
Other segment revenue items:
Equity in net income of subsidiary bank	$22,430	$72,061	$19,566	$26,140	$140,197
Total assets:
Investment in subsidiary bank	280,945	423,857	173,133	381,636	1,259,571

Year Ended December 31, 2023
Other segment revenue items:
Equity in net income of subsidiary bank	$21,766	$72,378	$18,027	$25,280	$137,451
Total assets:
Investment in subsidiary bank	260,160	353,299	153,838	355,506	1,122,803

.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2025. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated February 27, 2026, expressed an unqualified opinion.

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

February 27, 2026

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors,” “Our Executive Management Team,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Transactions with Management and Directors” in the Company’s 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

The table below sets forth information with respect to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2025:

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise price	under equity compensation
	outstanding options, warrants,		of outstanding options,	plans (excluding securities
Plan category	and rights		warrants, and rights (1)	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	315,254	(2)	$48.76	866,239	(3)

Equity compensation plans not approved by security holders	—		—	—

Total	315,254	(2)	$48.76	866,239	(3)

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Includes 200,463 shares issuable upon the exercise of outstanding option awards under the 2013 Equity Incentive Plan, 2016 Equity Incentive Plan and 2024 Equity Incentive Plan and 102,078 shares issuable upon the vesting and settlement of outstanding restricted stock unit awards and 12,713 shares issuable upon the vesting and settlement of outstanding performance share unit awards, assuming achievement of target performance, under the 2016 Equity Incentive Plan and the 2024 Equity Incentive Plan.
(3)	Includes 575,123 and 291,116 shares available for issuance under the 2024 Equity Incentive Plan and the 2022 Purchase Plan, respectively. There are 5,071 shares subject to purchase during the 2022 Purchase Plan’s current purchase period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end,  and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

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

10.15+

Employment Agreement, dated October 24, 2017, between QCR Holdings, Inc. and Kurt Gibson (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on February 28, 2025).

10.16+

Employment Agreement, dated April 17, 2018, between QCR Holdings, Inc. and Monte McNew (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on February 28, 2025).

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

10.22+	QCR Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 8, 2022).

10.23+	QCR Holdings Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.24+	Quad City Bank and Trust Co. Employee Insurance Bonus Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 28, 2025).

10.25+

Form of Quad City Bank and Trust Co. Employee Insurance Bonus Plan Participation Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on February 28, 2025).

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

10.31+	QCR Holdings, Inc. 1997 Deferred Income Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on February 28, 2025).

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

19.1	Insider trading policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed on February 28, 2025).

21.1	Subsidiaries of QCR Holdings, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	QCR Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on February 28, 2025).

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023; (iv) Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

Dated: February 27, 2026	By:	/s/ Todd A. Gipple
Todd A. Gipple
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 27, 2026	By:	/s/ Nick W. Anderson
Nick W. Anderson
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated: February 27, 2026	By:	/s/ Brittany N. Whitfield
Brittany N. Whitfield
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Marie Z. Ziegler	Chair of the Board of Directors	February 27, 2026
Marie Ziegler

/s/ James M. Field	Vice-Chair of the Board of Directors	February 27, 2026
James Field

/s/ John-Paul E. Besong	Director	February 27, 2026
John-Paul E. Besong

/s/ Todd A. Gipple	President, Chief Executive Officer and Director	February 27, 2026
Todd A. Gipple

/s/ Mary Kay Bates	Director	February 27, 2026
Mary Kay Bates

/s/ Mark C. Kilmer	Director	February 27, 2026
Mark C. Kilmer

/s/ John F. Griesemer	Director	February 27, 2026
John Griesemer

/s/ Brent R. Cobb	Director	February 27, 2026
Brent R. Cobb

/s/ Elizabeth S. Jacobs	Director	February 27, 2026
Elizabeth S. Jacobs

/s/ Amy L. Reasner	Director	February 27, 2026
Amy L. Reasner

/s/ James R. Batten	Director	February 27, 2026

James R. Batten

Appendix A

SUPERVISION AND REGULATION

General

FDIC-insured institutions, together with their holding companies and affiliates, are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Iowa Division of Banking (“IDOB”), the Missouri Division of Finance, the Federal Reserve, the FDIC and the federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the Treasury have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to the Company’s operations and results.

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

In response to the global financial crisis and particularly following the passage of the Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and other systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) clarified the inapplicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.

Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations through various supervisory, regulatory, and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals from prior administrations, initiatives to streamline examination and application processes, and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banking organizations, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These regulatory developments may be favorable to the operations of the Company and the Banks; however, future changes in laws, regulations, or supervisory priorities, and their impacts on the Company’s or the Banks’ businesses, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution’s operations, capital levels, growth, and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management performance, earnings, liquidity, and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity when the agencies determine that such operations are unsafe or unsound, violate applicable law or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company, the Banks, and the banking industry in general.

In recent supervisory communications, rulemakings, and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations, and efforts to reduce examination burden, particularly for community banks. For example, the Federal Reserve, the Banks’ primary federal regulator, has released guidance intended to streamline supervisory and examination processes, including the issuance of Matters Requiring Attention, and is expected to propose, or join the FDIC’s and Office of the Comptroller of the Currency’s (“OCC”) interagency efforts regarding, rules to clarify standards for unsafe or unsound practices. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.

The Company, which currently has $9.6 billion in total consolidated assets as of December 31, 2025, is closely monitoring the size of its total consolidated assets as it nears the $10 billion total asset threshold and may cross this threshold through organic growth in 2027. At this $10 billion threshold, the Company and the Banks will become subject to certain significant changes in their regulatory and compliance requirements. The Company would also face changes in the approach to its supervision by the Federal Reserve. Because each of the Banks would not separately reach the $10 billion threshold, certain requirements that would otherwise be triggered by reaching this threshold may not apply to the Company or the Banks.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects the Company’s and the Banks’ earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” Beginning in 1989, the capital guidelines for U.S. banking organizations have been based upon international capital accords (known as the “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.  The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins) (the “Basel III Rule”). The Basel III Rule established capital standards for banking organizations that are meaningfully more stringent than those established previously and are still in effect today.

The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national banks, state banks, and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Banks are each subject to the Basel III Rule.

Risk-Weighting Assets.  Three of the required capital ratios imposed under the Basel III Rule, as discussed immediately below, are calculated using a denominator of total “risk-weighted” assets. In the calculation of so-called “risk weights,” which was introduced in the Basel I accord, bank assets were divided into four basic risk-weighted categories of zero, 20, 50, and 100%.  The Basel III accord required a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings. Although it uses the same technique introduced by the Basel I accord in assigning assets to risk-weight categories, it significantly increases the number of categories and adds conditions to the assignment of certain risk weights.  Risk weights were established as high as 250% for certain commercial real estate exposures, and higher for certain derivatives.

The assignment of risk weights is likely to continue to be under review by the federal banking agencies as they seek to implement certain remaining elements of the Basel III accords. Previously, in 2023, the federal banking agencies proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”) to complete this implementation process; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal banking agency officials, it is anticipated that a revised proposal may be issued in the future.  Any reproposal of the Basel III Endgame Proposal is expected to primarily affect large, complex banking organizations.

Minimum Capital Ratios. The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (“CET1”), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and CET1 minority interests subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  In addition, the Basel III Rule limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital and required deductions from CET1, if such assets exceeded prescribed thresholds.

The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized” as follows:

●	A ratio of CET1 to risk-weighted assets equal to 4.5%;
●	A ratio of Tier 1 Capital to risk-weighted assets equal to 6%;
●	A ratio of Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets equal to 8%; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4%.

In addition, banking organizations that want to make capital distributions (including dividends and share repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5%

in CET1 in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital, and 10.5% for Total Capital.

Well Capitalized Requirements. The ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital levels above these minimums and to be classified as “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain capital in excess of minimum regulatory requirements. For example, a well-capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by a banking organization’s particular operating circumstances or risk profiles. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.

Under the capital regulations of the Federal Reserve, in order to be well capitalized, a banking organization must maintain:

●	A ratio of CET1 to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

Under the Basel III Rule, a banking organization may be considered “well capitalized,” while not complying with the capital conservation buffer described above.

As of December 31, 2025: (i) none of the Banks was subject to a directive from the IDOB, the Missouri Division of Finance, or the Federal Reserve, as applicable, to increase its capital; and (ii) the Banks were well capitalized, as defined by Federal Reserve regulations.  As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. The Company and the Banks also were in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of a banking organization being “adequately capitalized” or “well capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution.  The extent of the banking agencies’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification.  Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, implementing this section of the Regulatory Relief Act, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets; (ii) limited amounts of certain assets and off-balance sheet exposures; and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9% to 8%; however, the proposal has not yet been finalized. The Company and the Banks may elect the CBLR framework at any time, but have not currently determined to do so.

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation, supervision, and enforcement by the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum-existence requirements for target banks (not exceeding five years).

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve in certain circumstances, prior approval for the establishment or acquisition of nonbank subsidiaries by a bank holding company also may be required from other agencies, such as the IDOB, Missouri Division of Finance, or agencies that regulate such nonbank company.

Financial Holding Company Election. Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.

The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Banks must be well capitalized, well managed, and the Banks must maintain at least a satisfactory Community Reinvestment Act (“CRA”) rating.  If the Federal Reserve determines that a financial holding company is not well capitalized or well managed, the Federal Reserve will provide a period of time in which to achieve compliance with those requirements once again, but, during the period of noncompliance, the Federal Reserve may place any limitations on the financial holding company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that financial holding company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements of the Basel III Rule. For a discussion of capital requirements, see “-The Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the DGCL.  The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Finally the Basel III Rule imposes consolidated capital requirements on banking organizations.  As a result, banking organizations must hold a capital conservation buffer of 2.5% of risk-weighted assets to CET1 above the minimum risk-based capital requirements to avoid regulatory restrictions on dividends and other capital distributions. See “-The Role of Capital” above.

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

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC.

Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorized the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.

The Dodd-Frank Act also directed the Federal Reserve, in coordination with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.  Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations, like the Company, are expected to implement less extensive and less formalized systems pursuant to the guidance.

Supervision and Regulation of the Banks

General. The Company owns four subsidiary state-chartered banks: that are members of the Federal Reserve System: (i) QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”); and (ii) GB is chartered under Missouri law. Additionally, QCBT owns QCIA, a registered investment adviser, as a wholly-owned subsidiary. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.

As Iowa-chartered, FDIC-insured banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the IDOB. As a Missouri-chartered, FDIC-insured bank, GB is subject to the examination, supervision, reporting and enforcement requirements of the Missouri Division of Finance. All four of the Company’s subsidiary banks also are subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has residual regulatory and enforcement authority over the Banks.

Deposit Insurance Assessments. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Banks that are not considered large and highly complex banking organizations, the risk-based assessment is based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).  However, the maximum rate is 18 basis points for FDIC-insured institutions in the top two categories of examination composite ratings.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank to the DIF attributable to the systemic risk exception was approximately $16.7 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more.  The FDIC has been collecting the special assessments for an anticipated total of eight quarterly assessment periods. The special assessment over eight quarters, at a quarterly rate of 3.36 basis points, for the initial seven quarters of the collection period (ending on December 30, 2025) and at a quarterly rate of 2.97 basis points for the eighth and final collection period.  The quarterly special assessment rate is applied to the special assessment base equal to an FDIC-insured-institution’s estimated uninsured deposits of the institution (or of the banking organization as a whole for multi-bank holding companies, such as the Company). Although the Company and the Banks are subject to the FDIC’s special assessment as part of a banking organization with total assets of $5 billion or more, the Company does not have to pay the special assessment based on the amount of uninsured deposits reported at the Banks.

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The assessment amount payable by each Iowa Bank is calculated based on that Bank’s total assets and the costs and expenses incurred in carrying out the IDOB’s examination, supervisory, and regulatory duties.  The assessment payable by GB is determined using a weighted formula that considers, among other factors, the total assets of that Bank. During the year ended December 31, 2025, the Iowa Banks paid supervisory assessments to the IDOB totaling $432 thousand and GB paid supervisory assessments to the Missouri Division of Finance totaling $147 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of regulatory capital requirements applicable to the Banks, see “-The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain, further underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Banks, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions.  The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source, and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not apply to the Banks (and also will not do so once they surpass the $10 billion threshold), their management teams continue to review their liquidity risk management framework in light of regulatory requirements and industry developments.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Banks. In general, under applicable state law, the Banks may only pay dividends out of undivided profits. The Federal Reserve Act also imposes limitations on the amount of dividends paid by state member banks, such as the Banks. Without prior approval from the Federal Reserve, a state member bank may not pay dividends in any calendar year that, in total, exceed the sum of the bank’s net income year-to-date and its retained earnings from the two preceding calendar years.

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the Missouri Division of Finance or the IDOB, as applicable, may prohibit the payment of dividends by one of the Banks if any of those agencies with supervisory authority over the particular Bank determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “-The Role of Capital” above.

State Bank Investments , Activities, and Acquisitions.  The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized under Iowa or Missouri law, as applicable. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless such banks meet, and continue to meet, minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

The Banks may be required to obtain approval from their applicable state regulator and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate merger and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger.

In 2025, each of the FDIC and OCC rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications. Although the Federal Reserve has not released any updated policy statement or rules regarding its review process under the Bank Merger Act in recent years, changes in posture toward these reviews and approval processes at the other agencies may provide insight into the Federal Reserve’s practices and posture.

Branching Authority. The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. Similarly, GB has the authority under Missouri law to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Affiliate and Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between each Bank and its “affiliates.” The Company is an affiliate of the Banks for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the Company’s stock or other securities as collateral for loans made by any of the Banks. Notably, as “sister banks” (i.e., FDIC-insured affiliated banks), the Banks may be subject to certain exemptions from these and other applicable requirements for transactions in which they engage with each other, or with another Bank’s operating subsidiaries. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including by expanding the definition of “covered transactions” and extending the period for which collateral requirements for such transactions must be maintained.

Certain limitations and reporting requirements also are placed on extensions of credit by each Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers, and principal stockholders. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or the Banks, or a principal stockholder of the Company, may obtain credit from banks with which any of the Banks maintains a correspondent relationship.

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

These standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.

Although regulatory standards do not have the force of law, if an FDIC-insured institution operates in an unsafe and unsound manner, its primary federal banking agency may require submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect may result in formal agency orders directing the institution to cure the deficiency. Until the deficiency cited in the agency’s order is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed appropriate. Noncompliance with safety and soundness also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

The federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions.  In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes.  Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF.  Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks including credit, market, liquidity, operational and legal risks – emphasizing their potential impact on safety and soundness.  Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups.

Each Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have issued guidance on specific risk management topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Banks are subject to numerous U.S. federal and state laws and regulations aimed at protecting non-public, personal, and other confidential information of their customers. These laws require each Bank to periodically disclose its privacy policies and practices regarding the sharing of non-public customer information, and, in certain circumstances,  permit consumers to opt out of the sharing of such information with unaffiliated third parties. They also limit each Bank’s ability to share certain information with affiliates and non-affiliates for marketing or nonmarketing purposes. In addition, as part of its operational risk mitigation, each Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to protect the security and confidentiality of customer records and information, and to require the same of its service providers. These security and privacy policies and procedures are applied consistently across all businesses and geographic locations.

              The Banks and the Company also are subject to federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the Banks must consider and address cybersecurity risks as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring, and testing systems, and overseeing the cybersecurity practices of its service providers. Regulatory guidance emphasizes that cybersecurity should be integrated into overall enterprise risk management and business continuity planning.

Federal Home Loan Bank System. The Banks are each a member of a FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA imposes on the Banks a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The Federal Reserve regularly assesses each Bank’s record of meeting the credit needs of its communities through periodic CRA examinations. The Banks’ CRA ratings derived from these examinations can have significant impacts on the activities in which the Banks and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Banks, or the Company’s financial holding company status.

In October 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995.

Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions. The Bank Secrecy Act (“BSA”) is a U.S. federal statutory framework, as amended by subsequent laws and implemented through regulations which is designed to combat money laundering, terrorist financing, and other illicit financial activity.  The BSA and related anti-money laundering/countering  the financing of terrorism (“AML/CFT”)

laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds.  Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts or facilitate other illicit conduct.

The BSA and related regulations require financial institutions to establish and maintain policies and procedures addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and certain currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Banks also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Although core AML/CFT statutory requirements and expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network (FinCEN) have recently pursued or considered efforts to modernize and streamline BSA/AML compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations, and efforts to reduce certain reporting and compliance burden, particularly for lower-risk and community banking organizations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to a single industry or economic segment. Concentration in CRE lending is one area of regulatory focus, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny.  These indicators include: (i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.

The CRE Guidance does not establish binding limits on CRE lending activities, but rather is intended to inform supervisory assessments of whether an institution’s risk profile, earnings capacity, and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in CRE markets, increased competitive pressures, rising CRE concentrations in banking organizations, and an easing of CRE underwriting standards. In other statements, the federal banking agencies reminded FDIC-insured institutions to maintain underwriting discipline and identify, measure, monitor, and manage the risks arising from CRE lending, including by holding capital commensurate with those risks. As of December 31, 2025, QCBT, CRBT, CSB and GB were in compliance with the 300% guideline for CRE loans.

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

In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure, and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.”  The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages and ability-to-repay standards.

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services.  More recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain broad statutory authority to administer, supervise, and enforce federal consumer financial protection laws.  In addition, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities. The CFPB’s rules have not had a significant impact on any Bank operations, except for higher compliance costs.

Regulation of QCIA

QCIA provides financial investment services as part of the wealth management operations of the Company. QCIA is an investment adviser registered with the SEC.  The SEC has supervisory, examination and enforcement authority over its operations. The SEC’s focus is primarily on the protection of investors under the federal securities laws. As an operating subsidiary of QCBT, QCIA is also subject to the supervision, examination and enforcement authority of the IDOB and the Federal Reserve as part of the operation of its parent bank.