Form 10-Q
period 2026-03-31
QCR HOLDINGS INC
filed 2026-05-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2026, the Registrant had outstanding 16,509,789 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2026 and December 31, 2025

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Assets
Cash and due from banks	$80,038	$76,494
Federal funds sold	950	23,150
Interest-bearing deposits at financial institutions	38,340	53,249

Securities held to maturity, at amortized cost (including securities pledged on other borrowings of $175,841 and $176,632, respectively, net of allowance for credit losses)	951,916	948,676
Securities available for sale, at fair value	290,106	279,777
Securities trading, at fair value	82,728	83,857
Total securities	1,324,750	1,312,310

Loans receivable held for sale	524,931	1,429
Loans/leases receivable held for investment	6,760,569	7,165,526
Gross loans/leases receivable	7,285,500	7,166,955
Less allowance for credit losses	(85,459)	(90,127)
Net loans/leases receivable	7,200,041	7,076,828

Bank-owned life insurance	113,774	112,937
Premises and equipment, net	225,376	215,411
Restricted investment securities	24,289	33,489
Other real estate owned, net	540	540
Goodwill	138,595	138,595
Intangibles	7,574	8,080
Derivatives	209,836	188,409
Other assets	249,592	258,702
Total assets	$9,613,695	$9,498,194

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$987,514	$950,977
Interest-bearing	6,783,336	6,463,221
Total deposits	7,770,850	7,414,198

Short-term borrowings	1,950	2,650
Federal Home Loan Bank advances	25,609	245,383
Other borrowings	107,457	107,395
Subordinated notes	234,217	234,122
Junior subordinated debentures	49,024	48,991
Derivatives	149,836	137,051
Other liabilities	152,288	196,093
Total liabilities	8,491,231	8,385,883

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2026 and December 2025 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2026 - 16,496,102 shares issued and outstanding December 2025 - 16,690,603 shares issued and outstanding	16,496	16,691
Additional paid-in capital	368,522	372,851
Retained earnings	789,909	773,353
Accumulated other comprehensive loss:
Securities available for sale	(38,033)	(35,655)
Derivatives	(14,430)	(14,929)
Total stockholders' equity	1,122,464	1,112,311
Total liabilities and stockholders' equity	$9,613,695	$9,498,194

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2026 and 2025

	2026	2025

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$76,657	$74,088
Nontaxable	25,458	26,348
Securities:
Taxable	4,962	4,588
Nontaxable	11,068	9,212
Interest-bearing deposits at financial institutions	1,488	1,804
Restricted investment securities	385	534
Federal funds sold	73	99
Total interest and dividend income	120,091	116,673

Interest expense:
Deposits	45,555	50,387
Short-term borrowings	27	18
Federal Home Loan Bank advances	297	1,996
Other borrowings	1,167	—
Subordinated notes	4,920	3,602
Junior subordinated debentures	687	684
Total interest expense	52,653	56,687
Net interest income	67,438	59,986
Provision for credit losses	2,454	4,234
Net interest income after provision for credit losses	64,984	55,752

Noninterest income:
Trust fees	3,894	3,686
Investment advisory and management fees	1,539	1,254
Deposit service fees	1,973	2,183
Gains on sales of residential real estate loans, net	614	297
Capital markets revenue	10,701	6,516
Earnings on bank-owned life insurance	931	524
Debit card fees	1,659	1,488
Correspondent banking fees	693	614
Loan related fee income	950	898
Fair value gain (loss) on derivatives and trading securities	(869)	(1,007)
Other	867	439
Total noninterest income	22,952	16,892

Noninterest expense:
Salaries and employee benefits	31,389	27,364
Occupancy and equipment expense	7,479	6,455
Professional and data processing fees	5,162	5,144
FDIC insurance, other insurance and regulatory fees	2,072	1,970
Loan/lease expense	106	381
Net cost of (income from) and losses/(gains) on operations of other real estate	16	(9)
Advertising and marketing	1,775	1,613
Communication and data connectivity	202	290
Supplies	233	207
Bank service charges	664	596
Correspondent banking expense	333	329
Intangibles amortization	506	661
Payment card processing	508	594
Trust expense	474	357
Other	1,206	587
Total noninterest expense	52,125	46,539
Net income before income taxes	35,811	26,105
Federal and state income tax expense	2,428	308
Net income	$33,383	$25,797

Basic earnings per common share	$2.00	$1.53
Diluted earnings per common share	$1.99	$1.52

Weighted average common shares outstanding	16,651,808	16,900,785
Weighted average common and common equivalent shares outstanding	16,741,541	17,013,992

Cash dividends declared per common share	$0.10	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)

Net income	$33,383	$25,797

Other comprehensive income (loss):

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(3,134)	(3,301)
	(3,134)	(3,301)

Unrealized gains on derivatives:
Unrealized holding gains arising during the period before tax	632	3,868
	632	3,868

Other comprehensive income (loss), before tax	(2,502)	567
Tax expense (benefit)	(623)	163
Other comprehensive income (loss), net of tax	(1,879)	404

Comprehensive income	$31,504	$26,201

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2025	$16,691	$372,851	$773,353	$(50,584)	$1,112,311
Net income	—	—	33,383	—	33,383
Other comprehensive loss, net of tax	—	—	—	(1,879)	(1,879)
Common cash dividends declared, $0.10 per share	—	—	(1,674)	—	(1,674)
Repurchase and cancellation of 247,289 shares of common stock
as a result of a share repurchase program	(247)	(5,442)	(15,153)	—	(20,842)
Stock-based compensation expense	—	1,053	—	—	1,053
Issuance of common stock under employee benefit plans	52	60	—	—	112
Balance, March 31, 2026	$16,496	$368,522	$789,909	$(52,463)	$1,122,464

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income/(Loss)	Total

	(dollars in thousands)

Balance December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387
Net income	—	—	25,797	—	25,797
Other comprehensive income, net of tax	—	—	—	404	404
Common cash dividends declared, $0.06 per share	—	—	(1,015)	—	(1,015)
Stock-based compensation expense	—	1,299	—	—	1,299
Issuance of common stock under employee benefit plans	38	(1,163)	—	—	(1,125)
Balance, March 31, 2025	$16,920	$375,111	$689,953	$(59,237)	$1,022,747

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

	2026	2025

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,383	$25,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,317	2,208
Provision for credit losses	2,454	4,234
Stock-based compensation expense	1,053	1,299
Deferred compensation expense accrued	1,619	1,444
Gains on other real estate owned, net	—	(31)
Amortization of securities premiums/discounts, net	1,371	719
Fair value loss on derivatives and trading securities	869	1,007
Ineffectiveness on fair value hedges	5	16
Loans originated for sale	(25,697)	(16,211)
Proceeds on sales of loans	25,677	16,687
Gains on sales of residential real estate loans	(614)	(297)
Amortization of intangibles	506	661
Accretion of acquisition fair value adjustments, net	(891)	(184)
Increase in cash value of bank-owned life insurance	(837)	(524)
Increase (decrease) in other assets	8,881	(12,243)
Increase in other liabilities	(45,696)	(28,136)
Net cash provided by (used in) operating activities	$4,400	$(3,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	22,200	18,250
Net (increase) decrease in interest-bearing deposits at financial institutions	8,129	(73,374)
Proceeds from sales of other real estate owned	—	400
Activity in securities portfolio:
Purchases	(33,841)	(48,301)
Calls, maturities and redemptions	15,463	13,985
Paydowns	1,433	10,014
Activity in restricted investment securities:
Purchases	(346)	(64)
Redemptions	9,546	6,174
Net increase in loans/leases originated and held for investment	(125,595)	(41,464)
Purchase of premises and equipment	(12,282)	(9,119)
Net cash used in investing activities	$(115,293)	$(123,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	356,652	276,203
Net increase (decrease) in short-term borrowings	(700)	250
Activity in Federal Home Loan Bank advances:
Term advances	226	—
Net change in short-term and overnight advances	(220,000)	(140,000)
Payment of cash dividends on common stock	(1,011)	(1,013)
Proceeds from issuance of common stock, net	112	(1,125)
Repurchase and cancellation of common stock	(20,842)	—
Net cash provided by financing activities	$114,437	$134,315

Net increase in cash and due from banks	3,544	7,262

Cash and due from banks, beginning	76,494	91,732
Cash and due from banks, ending	$80,038	$98,994

	2026	2025

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$53,290	$57,886
Income/franchise taxes	11,402	43

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	1,246	(1,556)
Transfers of loans to other real estate owned	—	110
Transfer of loans to held for sale	522,868	—
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	21,187	(4,952)
Dividends payable	1,674	1,015

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses	GAAP: Generally Accepted Accounting Principles
AFS: Available for sale	GB: Guaranty Bank
Allowance: Allowance for credit losses	GFED: Guaranty Federal Bancshares, Inc.
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
ASC: Accounting Standards Codification	ICS: Insured Cash Sweep
ASU: Accounting Standards Update	ISDA: International Swaps and Derivatives Association
BOLI: Bank-owned life insurance	LHFS: Loans held for sale
Caps: Interest rate cap derivatives	LIHTC: Low-income housing tax credit
CDARS: Certificate of Deposit Account Registry Service	m2: m2 Equipment Finance, LLC
CECL: Current Expected Credit Losses	NIM: Net interest margin
Community National: Community National Bancorporation	NPA: Nonperforming asset
Company: QCR Holdings, Inc.	NPL: Nonperforming loan
CRBT: Cedar Rapids Bank & Trust Company	OBS: Off-balance sheet
CRE: Commercial real estate	OREO: Other real estate owned
CSB: Community State Bank	PCAOB: Public Company Accounting Oversight Board
C&I: Commercial and industrial	Provision: Provision for credit losses
EBA: Excess balance account	QCBT: Quad City Bank & Trust Company
EPS: Earnings per share	ROAA: Return on average assets
Exchange Act: Securities Exchange Act of 1934, as	ROAE: Return on average equity
amended	SEC: Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	SPE: Special purpose entity
Federal Reserve: Board of Governors of the Federal	Swaption: Swap option
Reserve System	TA: Tangible assets
FHLB: Federal Home Loan Bank	TCE: Tangible common equity
FRB: Federal Reserve Bank of Chicago	TEY: Tax equivalent yield
FTEs: Full-time equivalents	VIE: Variable interest entities

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

Derivatives: During the first quarter of 2026, the Company elected to present certain derivative assets and liabilities on a net basis when such instruments are subject to a legally enforceable master netting arrangement and the company has the intent to settle on a net basis or simultaneously, in accordance with ASC 210-20 “Balance Sheet – Offsetting”.  This election applies to all derivative instruments executed with the same counterparty under legally enforceable ISDA master netting arrangements and, where applicable, related cash collateral recognized under ASC 815. Certain derivative positions may remain presented on a gross basis even when subject to a master netting arrangement if they do not meet the balance sheet offsetting criteria as of the reporting date. Master netting arrangements give the Company the ability, in the event of default by the counterparty, to liquidate collateral and to offset receivables and payables with the same counterparty. This change affects the presentation of derivative assets and liabilities on the consolidated balance sheets but does not impact net income or total stockholders’ equity.  The reclassification of prior-period amounts was made to conform with the current-period presentation, as the derivative instruments were subject to legally enforceable master netting arrangements in prior periods and no changes occurred to the underlying contractual rights.

Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with ASC 815, consistent with the balance sheet presentation. Cash collateral receivables and payables are included in balance sheet netting when they meet the criteria for offsetting under ASC 815-10-45-5A.  The net basis represents the aggregate of our net exposure to each counterparty after considering the balance sheet netting adjustments and any cash collateral.  The Company manages derivative exposure by monitoring the credit risk associated with each counterparty using counterparty-specific credit risk limits, using master netting arrangements and obtaining collateral.

The consolidated balance sheet as of December 31, 2025 presented herein reflects a reclassification of $77.3 million between assets and liabilities to match current period balance sheet presentation.  See Note 5 of the Consolidated Financial Statements for additional information regarding the gross and net presentation of derivative instruments.

Reclassifications: Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified, with no effect on net income or stockholders’ equity to conform with the current period presentation.

Recent accounting developments:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.”  Under the standard, the accounting guidance enhances the transparency and decision usefulness of income tax disclosures.  Investors, lenders, creditors and other allocators of capital information will be able to use the expanded disclosures to better assess how an entity’s operations and related tax risks and tax planning and operation opportunities affect its tax rate and prospects for future cash flows.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024.  The standard was adopted for the year ending December 31, 2025, and newly required disclosures have been provided in Note 6 to the Consolidated Financial Statements.  The ASU did not have a material impact on the Company’s financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” Under the standard, the accounting guidance improves disclosures about a public business entity’s expenses, and provides more detailed information about the types of expenses in commonly presented expense captions.  The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  The standard is not expected to have a material impact on the Company’s financial statements; however, it will require expanded disaggregation of certain income statement expense captions in the notes to the financial statements in 2027.

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

In November 2025, the FASB issued ASU 2025-08, “Purchased Loans.”  Under the standard, the accounting guidance expands the use of the gross-up method to certain acquired loans beyond purchased financial assets with credit deterioration (PCD assets).  The ASU is effective for interim and annual and reporting periods in fiscal years beginning after December 15, 2026, and is applied on a prospective basis.  Early adoption is permitted. The standard is not expected to have a significant impact on the Company’s financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.”  Under the standard, the accounting guidance clarifies the form and content choices for interim financial statements and accompanying notes, adds a comprehensive list of required interim disclosures, and introduces a disclosure principle that requires disclosure of events since the end of the previous annual reporting period that materially affect the entity. The guidance is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements.  The ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027.  Early adoption is permitted.  The standard is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2026 and December 31, 2025 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
March 31, 2026:
Securities HTM:
Municipal securities	$920,855	$(272)	$16,342	$(129,073)	$807,852
Corporate securities	30,293	(9)	1,556	—	31,840
Other securities	1,050	(1)	—	(1)	1,048
	$952,198	$(282)	$17,898	$(129,074)	$840,740

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,847	$—	$3	$(1,791)	$15,059
Residential mortgage-backed and related securities	90,911	—	110	(4,799)	86,222
Municipal securities	203,399	—	—	(43,152)	160,247
Asset-backed securities	3,985	—	91	—	4,076
Corporate securities	25,073	—	112	(683)	24,502
	$340,215	$—	$316	$(50,425)	$290,106

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$918,189	$(272)	$23,402	$(117,074)	$824,245
Corporate securities	29,719	(9)	2,660	—	32,370
Other securities	1,050	(1)	—	(1)	1,048
	$948,958	$(282)	$26,062	$(117,075)	$857,663

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$17,775	$—	$4	$(1,755)	$16,024
Residential mortgage-backed and related securities	72,951	—	151	(4,247)	68,855
Municipal securities	203,613	—	27	(40,555)	163,085
Asset-backed securities	4,345	—	94	—	4,439
Corporate securities	28,068	—	148	(842)	27,374
	$326,752	$—	$424	$(47,399)	$279,777

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026, and December 31, 2025, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
March 31, 2026:
Securities HTM:
Municipal securities	$142,185	$(33,906)	$371,871	$(95,167)	$514,056	$(129,073)
Other securities	549	(1)	—	—	549	(1)
	$142,734	$(33,907)	$371,871	$(95,167)	$514,605	$(129,074)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$1,045	$—	$13,501	$(1,791)	$14,546	$(1,791)
Residential mortgage-backed and related securities	36,410	(1,075)	31,264	(3,724)	67,674	(4,799)
Municipal securities	3,883	(32)	156,364	(43,120)	160,247	(43,152)
Corporate securities	1,656	(23)	16,282	(660)	17,938	(683)
	$42,994	$(1,130)	$217,411	$(49,295)	$260,405	$(50,425)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$88,718	$(52,445)	$316,672	$(64,629)	$405,390	$(117,074)
Other securities	549	(1)	—	—	549	(1)
	$89,267	$(52,446)	$316,672	$(64,629)	$405,939	$(117,075)

Securities AFS:
U.S. govt. sponsored agency securities	$48	$(1)	$13,663	$(1,754)	$13,711	$(1,755)
Residential mortgage-backed and related securities	16,167	(592)	32,137	(3,655)	48,304	(4,247)
Municipal securities	636	(9)	159,146	(40,546)	159,782	(40,555)
Corporate securities	1,491	(25)	18,802	(817)	20,293	(842)
	$18,342	$(627)	$223,748	$(46,772)	$242,090	$(47,399)

As of March 31, 2026, the investment portfolio included 669 securities. Of this number, 539 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 13.9% of the total amortized cost of the portfolio. Of these 539 securities, there were 463 securities that were in an unrealized loss position for twelve months or more. Management has concluded unrealized losses as of March 31, 2026 were temporary due to the changing interest rate environment.

There was no allowance for credit losses for available for sale securities for each of the three months ended March 31, 2026 and 2025. The following table presents the activity in the allowance for credit losses for held to maturity securities by major security type for the three months ended March 31, 2026 and 2025:

Three Months Ended
	March 31, 2026				March 31, 2025
	Securities HTM				Securities HTM
	Municipal	Corporate	Other		Municipal	Corporate	Other
	securities	securities	securities	Total	securities	securities	securities	Total

(dollars in thousands)
Allowance for credit losses:
Beginning balance	$272	$9	$1	$282	$254	$8	$1	$263
Reduction due to sales	—	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—	—
Balance, ending	$272	$9	$1	$282	$254	$8	$1	$263

Trading securities had a fair value of $82.7 million as of March 31, 2026 and $83.9 million as of December 31, 2025 and consisted of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in prior years. The change in fair value on trading securities for the three months ended March 31, 2026 and 2025 was a net loss of $852 thousand and $809 thousand, respectively. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications during either the three months ended March 31, 2026 and 2025.

There were no sales of securities during either the three months ended March 31, 2026 or 2025.

The amortized cost and fair value of securities as of March 31, 2026 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$389	$390
Due after one year through five years	42,078	41,754
Due after five years	909,731	798,596
	$952,198	$840,740
Securities AFS:
Due in one year or less	$1,425	$1,423
Due after one year through five years	14,926	14,515
Due after five years	228,968	183,870
	245,319	199,808
Residential mortgage-backed and related securities	90,911	86,222
Asset-backed securities	3,985	4,076
	$340,215	$290,106

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of March 31, 2026:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$199,530	$193,023
Corporate securities	30,293	31,840
	$229,823	$224,863

Securities AFS:
Municipal securities	$202,876	$159,734
Corporate securities	24,103	23,517
	$226,979	$183,251

As of March 31, 2026, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 80 issuers with fair values totaling $104.1 million and revenue bonds, issued by 161 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $863.2 million. The Company also held investments in general obligation bonds in 18 states, including 9 states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2025, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 80 issuers with fair values totaling $106.8 million and revenue bonds, issued by 164 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $879.6 million. The Company held investments in general obligation bonds in 18 states, including nine states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

The Company monitors the investments and concentration closely. Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2026 and December 31, 2025, the Company did not hold general obligation bonds of any single issuer, that in aggregate exceed 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by its four subsidiary banks, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of March 31, 2026, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2026, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

The following table summarizes the fair value of investment securities pledged and held under derivatives, public deposits, short-term borrowings and other borrowings as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(dollars in thousands)
Derivatives:
U.S. govt. sponsored agency securities	$11,210	$11,268
Residential mortgage-backed and related securities	36,316	36,565
Municipal securities	138,695	142,065
	186,221	189,898
Public deposits:
U.S. govt. sponsored agency securities	1,274	1,338
Residential mortgage-backed and related securities	1,905	1,985
	3,179	3,323
Other borrowings:
Municipal securities*	157,363	161,329
	157,363	161,329
Total investments pledged:
U.S. govt. sponsored agency securities	12,484	12,606
Residential mortgage-backed and related securities	38,221	38,550
Municipal securities	296,058	303,394
	$346,763	$354,550

* Municipal securities with an amortized cost of $175.8 million and $176.6 million were pledged on secured borrowings as of March 31, 2026 and December 31, 2025, respectively.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2026 and December 31, 2025 is presented as follows:

	March 31, 2026	December 31, 2025

	(dollars in thousands)
C&I:
C&I - revolving	$376,284	$384,656
C&I - other */**	1,296,273	1,318,866
	1,672,557	1,703,522

CRE - owner occupied	588,098	577,352
CRE - non-owner occupied	1,000,673	1,036,655
Construction and land development**	1,301,630	1,308,422
Multi-family**	1,937,922	1,769,331
Direct financing leases***	7,947	9,533
1-4 family real estate****	618,973	603,683
Consumer	157,700	158,457
	7,285,500	7,166,955
Allowance for credit losses	(85,459)	(90,127)
	$7,200,041	$7,076,828
Direct financing leases:
Net minimum lease payments to be received	$8,417	$10,076
Estimated unguaranteed residual values of leased assets	95	165
Unearned lease/residual income	(565)	(708)
	7,947	9,533
Less allowance for credit losses	(263)	(311)
	$7,684	$9,222

*      Includes equipment financing agreements outstanding through m2, totaling $152.9 million and $178.1 million as of March 31, 2026 and December 31, 2025, respectively.

**

As of March 31, 2026, there were LIHTC multi-family loans held for sale in preparation for securitization totaling $315.6 million and C&I – other loans and construction loans totaling $129.6 million and $77.7 million, respectively, held for sale in preparation for a LIHTC loan sale.  There were no loans held for sale in preparation for securitization or LIHTC loan sales at December 31, 2025. All loans held for sale are performing and pass rated.

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

**** Includes residential real estate loans held for sale totaling $2.1 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $31.2 million and $32.8 million at March 31, 2026 and December 31, 2025, respectively, and was included in Other Assets on the consolidated balance sheets.

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2026 and December 31, 2025 is presented as follows and all loans held for sale are current:

	As of March 31, 2026
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$375,442	$—	$—	$—	$842	$376,284
C&I - other	1,265,486	2,673	1,198	35	26,881	1,296,273
CRE - owner occupied	579,706	6,491	—	—	1,901	588,098
CRE - non-owner occupied	997,446	356	—	—	2,871	1,000,673
Construction and land development	1,283,647	—	13,865	—	4,118	1,301,630
Multi-family	1,928,981	6,608	—	—	2,333	1,937,922
Direct financing leases	7,895	—	—	—	52	7,947
1-4 family real estate	613,657	2,629	141	—	2,546	618,973
Consumer	157,295	117	9	—	279	157,700
	$7,209,555	$18,874	$15,213	$35	$41,823	$7,285,500

As a percentage of total loan/lease portfolio	98.96%	0.26%	0.21%	0.00%	0.57%	100.00%

	As of December 31, 2025
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I
C&I - revolving	$363,820	$19,972	$—	$—	$864	$384,656
C&I - other	1,284,558	3,755	1,915	3	28,635	1,318,866
CRE - owner occupied	575,669	1,277	—	—	406	577,352
CRE - non-owner occupied	1,033,991	—	—	—	2,664	1,036,655
Construction and land development	1,304,238	—	66	—	4,118	1,308,422
Multi-family	1,735,026	31,972	—	—	2,333	1,769,331
Direct financing leases	8,346	1,133	—	—	54	9,533
1-4 family real estate	597,924	2,760	192	82	2,725	603,683
Consumer	157,962	24	58	—	413	158,457
	$7,061,534	$60,893	$2,231	$85	$42,212	$7,166,955

As a percentage of total loan/lease portfolio	98.53%	0.85%	0.03%	0.00%	0.59%	100.00%

NPLs by classes of loans/leases as of March 31, 2026 and December 31, 2025 are presented as follows and all loans held for sale are performing and not included in this table:

	As of March 31, 2026
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$842	$842	2%
C&I - other	35	18,170	8,711	26,916	64
CRE - owner occupied	—	622	1,279	1,901	5
CRE - non-owner occupied	—	2,871	—	2,871	7
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	5
Direct financing leases	—	52	—	52	-
1-4 family real estate	—	2,199	347	2,546	6
Consumer	—	279	—	279	1
	$35	$30,644	$11,179	$41,858	100%

	As of December 31, 2025
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$864	$864	2%
C&I - other	3	19,678	8,957	28,638	68
CRE - owner occupied	—	406	—	406	1
CRE - non-owner occupied	—	2,664	—	2,664	6
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	5
Direct financing leases	—	54	—	54	0
1-4 family real estate	82	2,409	316	2,807	7
Consumer	—	413	—	413	1
	$85	$32,075	$10,137	$42,297	100%

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,747	$27,684	$6,324	$11,457	$15,397	$18,860	$4,986	$1,672	$90,127
Change in ACL for the transfer of loans to LHFS	—	—	—	—	—	(3,450)	—	—	(3,450)
Provision	(57)	(681)	108	268	18	2,498	438	96	2,688
Charge-offs	(3)	(4,401)	—	—	—	—	(9)	(34)	(4,447)
Recoveries	39	405	87	—	—	—	—	10	541
Balance, ending	$3,726	$23,007	$6,519	$11,725	$15,415	$17,908	$5,415	$1,744	$85,459

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $311 thousand, negative provision of $274 thousand, no charge-offs and recoveries of $226 thousand. ACL on leases was $263 thousand as of March 31, 2026.

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

The composition of the ACL on loans/leases held for investment by portfolio segment based on evaluation method as of March 31, 2026 and December 31, 2025 are as follows:

	As of March 31, 2026
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,998	$372,286	$376,284	$23	$3,703	$3,726
C&I - other*	30,388	1,144,272	1,174,660	7,523	15,484	23,007
	34,386	1,516,558	1,550,944	7,546	19,187	26,733
CRE - owner occupied	25,101	562,997	588,098	1,409	5,110	6,519
CRE - non-owner occupied	3,620	997,053	1,000,673	1,703	10,022	11,725
Construction and land development	4,484	1,219,467	1,223,951	1,663	13,752	15,415
Multi-family	4,607	1,617,687	1,622,294	767	17,141	17,908
1-4 family real estate	3,060	613,849	616,909	269	5,146	5,415
Consumer	319	157,381	157,700	39	1,705	1,744
	$75,577	$6,684,992	$6,760,569	$13,396	$72,063	$85,459

*   Included within the C&I – other category are leases individually evaluated of $52 thousand with a related allowance for credit losses of $15 thousand and leases collectively evaluated of $7.9 million with a related allowance for credit losses of $248 thousand as of March 31, 2026.

	As of December 31, 2025
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$5,726	$378,930	$384,656	$39	$3,708	$3,747
C&I - other*	30,579	1,297,820	1,328,399	6,566	21,118	27,684
	36,305	1,676,750	1,713,055	6,605	24,826	31,431
CRE - owner occupied	23,711	553,641	577,352	1,464	4,860	6,324
CRE - non-owner occupied	3,419	1,033,236	1,036,655	1,642	9,815	11,457
Construction and land development	4,485	1,303,937	1,308,422	1,664	13,733	15,397
Multi-family	4,619	1,764,712	1,769,331	429	18,431	18,860
1-4 family real estate	1,966	600,288	602,254	300	4,686	4,986
Consumer	454	158,003	158,457	50	1,622	1,672
	$74,959	$7,090,567	$7,165,526	$12,154	$77,973	$90,127

*   Included within the C&I – other category are leases individually evaluated of $54 thousand with a related allowance for credit losses of $16 thousand and leases collectively evaluated of $9.5 million with a related allowance for credit losses of $295 thousand as of December 31, 2025.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,913	$—	$85	$—	$—	$—	$—	$3,998
C&I - other*	8,439	244	150	—	4,760	7,008	9,787	30,388
	12,352	244	235	—	4,760	7,008	9,787	34,386
CRE - owner occupied	—	24,460	—	641	—	—	—	25,101
CRE - non-owner occupied	—	—	3,620	—	—	—	—	3,620
Construction and land development	—	—	4,484	—	—	—	—	4,484
Multi-family	—	—	4,607	—	—	—	—	4,607
1-4 family real estate	—	—	384	2,676	—	—	—	3,060
Consumer	—	—	—	286	—	—	33	319
	$12,352	$24,704	$13,330	$3,603	$4,760	$7,008	$9,820	$75,577

*   Included within the C&I – other category are leases individually evaluated of $52 thousand with primary collateral of equipment.

	As of December 31, 2025
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$5,487	$—	$239	$—	$—	$—	$—	$5,726
C&I - other*	7,001	—	—	—	4,760	7,610	11,208	30,579
	12,488	—	239	—	4,760	7,610	11,208	36,305
CRE - owner occupied	—	23,065	—	646	—	—	—	23,711
CRE - non-owner occupied	—	—	3,419	—	—	—	—	3,419
Construction and land development	—	—	4,485	—	—	—	—	4,485
Multi-family	—	—	4,619	—	—	—	—	4,619
1-4 family real estate	—	—	37	3,358	—	—	—	3,395
Consumer	—	—	—	444	—	—	10	454
	$12,488	$23,065	$12,799	$4,448	$4,760	$7,610	$11,218	$76,388

*   Included within the C&I – other category are leases individually evaluated of $54 thousand with primary collateral of equipment.

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of March 31, 2026, and all loans held for sale are included in the pass rated line:

	As of March 31, 2026
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$344,559	$344,559
Special Mention	—	—	—	—	—	—	27,727	27,727
Substandard	—	—	—	—	—	—	3,998	3,998
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$376,284	$376,284

C&I - other
Pass	$94,170	$269,886	$144,709	$303,050	$118,978	$175,815	$—	$1,106,608
Special Mention	5,063	4,322	1,726	124	573	2,551	—	14,359
Substandard	1,678	5,537	8,983	358	793	5,029	—	22,378
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$100,911	$279,745	$155,418	$303,532	$120,344	$183,395	$—	$1,143,345

CRE - owner occupied
Pass	$39,105	$110,688	$54,485	$77,755	$78,831	$179,507	$10,162	$550,533
Special Mention	5,213	1,214	—	21	1,959	7,857	—	16,264
Substandard	—	1,443	—	98	2,104	17,656	—	21,301
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$44,318	$113,345	$54,485	$77,874	$82,894	$205,020	$10,162	$588,098

CRE - non-owner occupied
Pass	$49,389	$243,711	$125,989	$121,612	$201,947	$192,349	$43,941	$978,938
Special Mention	6,422	34	1,000	—	10,448	211	—	18,115
Substandard	—	77	—	2,871	316	356	—	3,620
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$55,811	$243,822	$126,989	$124,483	$212,711	$192,916	$43,941	$1,000,673

Construction and land development
Pass	$85,227	$389,602	$378,276	$331,202	$63,663	$8,065	$41,296	$1,297,331
Special Mention	—	—	21	—	—	69	—	90
Substandard	—	—	4,118	91	—	—	—	4,209
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$85,227	$389,602	$382,415	$331,293	$63,663	$8,134	$41,296	$1,301,630

Multi-family
Pass	$76,405	$489,394	$167,145	$239,870	$376,445	$578,319	$1,555	$1,929,133
Special Mention	—	—	—	—	4,182	—	—	4,182
Substandard	2,265	2,333	—	—	—	9	—	4,607
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$78,670	$491,727	$167,145	$239,870	$380,627	$578,328	$1,555	$1,937,922

1-4 family real estate
Pass	$61,371	$114,183	$84,492	$83,451	$69,190	$195,290	$5,918	$613,895
Special Mention	48	1,493	—	—	—	477	—	2,018
Substandard	—	—	268	623	298	1,844	27	3,060
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$61,419	$115,676	$84,760	$84,074	$69,488	$197,611	$5,945	$618,973

Consumer
Pass	$5,784	$11,741	$3,603	$3,624	$2,324	$1,635	$128,607	$157,318
Special Mention	—	—	—	—	—	—	64	64
Substandard	—	—	20	74	167	—	57	318
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$5,784	$11,741	$3,623	$3,698	$2,491	$1,635	$128,728	$157,700

Total	$432,140	$1,645,658	$974,835	$1,164,824	$932,218	$1,367,039	$607,911	$7,124,625

	As of March 31, 2026
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$432	$—	$67,842	$51,614	$22,071	$4,298	$—	$146,257
Nonperforming	—	—	1,076	3,148	1,797	650	—	6,671
Total C&I - other	$432	$—	$68,918	$54,762	$23,868	$4,948	$—	$152,928

Direct financing leases
Performing	$—	$(310)	$925	$4,341	$2,515	$424	$—	$7,895
Nonperforming	—	—	—	—	41	11	—	52
Total Direct financing leases	$—	$(310)	$925	$4,341	$2,556	$435	$—	$7,947

Total	$432	$(310)	$69,843	$59,103	$26,424	$5,383	$—	$160,875

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2025, and all loans held for sale are included in the pass rated line:

	As of December 31, 2025
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

	As of December 31, 2025
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

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026							Three Months Ended March 31, 2025
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2026	2025	2024	2023	2022	Prior	Total	2025	2024	2023	2022	2021	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$3	$—	$—	$—	$—	$—	$3	$—	$—	$—	$—	$—	$—	$—
C&I - other	23	—	2,454	1,212	602	110	4,401	—	1,357	1,240	1,664	316	110	4,687
CRE - owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	—	—	—	136	39	10	—	6	191
1-4 family real estate	—	—	—	—	—	9	9	—	3	—	23	—	—	26
Consumer	—	—	16	18	—	—	34	—	—	40	—	—	—	40
	$26	$—	$2,470	$1,230	$602	$119	$4,447	$—	$1,496	$1,319	$1,697	$316	$116	$4,944

There were no loan and lease modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026. Any loan and lease modifications to borrowers experiencing financial difficulty during 2025 were deemed immaterial.

Changes in the ACL for OBS exposures for the three months ended March 31, 2026 and 2025 are presented as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025

Balance, beginning	$7,138	$8,273
Provisions (credited) to expense	(234)	(509)
Balance, ending	$6,904	$7,764

NOTE 4 – SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

In prior years, the Company completed four Freddie Mac sponsored securitizations. The Company retained beneficial interests from each securitization which are classified as trading securities on the consolidated balance sheets. Details related to the securitizations and related VIEs can be found in Note 4 to the Consolidated Financial Statements included under Item 8 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company’s total assets related to the consolidated sponsor VIEs related to securitizations to date as of March 31, 2026 and December 31, 2025 were $82.7 million and $83.9 million, respectively, which are included in trading securities on the consolidated balance sheets and there were no liabilities recorded. The Company’s maximum exposure to loss associated with the consolidated securitization VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of March 31, 2026, the Company’s maximum exposure to loss related to the VIEs was $85.5 million.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2026, the Company elected to apply the master netting provisions under ASC 210-20 and ASC 815.  See Note 1 to the Consolidated Financial Statements for additional information regarding this election.

Derivatives are summarized as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities

	(dollars in thousands)

Hedged derivatives
Cash flow hedges
Interest rate swaps	$39,000	$752	$19,864	$49,310	$576	$20,169
Interest rate collars	150,000	7	—	150,000	—	144

Fair value hedges
Interest rate swaps	250,000	—	940	310,000	—	2,186
	$439,000	759	20,804	$509,310	$576	$22,499
Unhedged derivatives
Swaptions	$86,151	$6	$—	$203,600	$22	$—
Interest rate swaps	6,169,719	213,015	213,015	5,954,979	191,828	191,828
	$6,255,870	$213,021	$213,015	$6,158,579	$191,850	$191,828

Total derivatives, gross		$213,780	$233,819		$192,426	$214,327
Netting adjustments		(3,944)	(3,944)		(4,017)	(4,017)
Cash collateral		—	(80,039)		—	(73,259)
Total derivatives, net		$209,836	$149,836		$188,409	$137,051

The Company uses interest rate swap, collar and swaption instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

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

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	March 31, 2026	December 31, 2025
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	5.48%	4.54%	$185	$140
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	5.69%	4.75%	87	64
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	5.69%	4.75%	68	50
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.12%	5.17%	59	43
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	6.81%	5.85%	196	144
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	6.81%	5.85%	157	115
Guaranty Statutory Trust II	5/23/2019	2/23/2026*	Derivatives - Assets	10,310	N/A %	N/A %	N/A	20
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	4.02%	4.02%	(516)	(1,020)
				$114,310			$236	$(444)

* Matured in first quarter of 2026.

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	March 31, 2026	December 31, 2025
(dollars in thousands)

Loans	10/1/2022	10/1/2026	Derivatives - Assets (Liabilities)	$50,000	4.40%	2.44%	$(1)	$(1)

The Company has executed a derivative strategy more commonly known as a swaption.  The swaptions are designed to hedge the Company’s regulatory capital ratios against the adverse effects of a significant decline in long-term interest rates. The swaptions are designated as unhedged in accordance with ASC 815, therefore the change in fair value of the derivative instrument is recognized into current earnings.  An initial premium of $4.5 million was paid upfront for the swaptions. The details of the swaptions are as follows:

					Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2026		December 31, 2025
(dollars in thousands)

7/30/2024	1/29/2026*	Derivatives - Assets	$20,750	2.63%	$	N/A	$-
7/30/2024	1/29/2026*	Derivatives - Assets	41,700	2.13%		N/A	-
7/30/2024	1/30/2026*	Derivatives - Assets	36,546	2.14%		N/A	-
7/30/2024	1/30/2026*	Derivatives - Assets	18,453	2.64%		N/A	-
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.64%		2	8
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.14%		1	4
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%		1	3
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%		2	7
			$203,600			$6	$22

* Matured in first quarter of 2026.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2026	December 31, 2025
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	3.77%	$(3,864)	$(3,798)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	3.77%	(5,520)	(5,425)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	3.77%	(4,424)	(4,348)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	3.77%	(2,780)	(2,734)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	3.77%	(276)	(285)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.77%	(920)	(948)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	3.77%	(644)	(664)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.77%	(920)	(947)
				$300,000			$(19,348)	$(19,149)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate deposits.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collars are designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	March 31, 2026	December 31, 2025
(dollars in thousands)

Deposits	5/1/2025	11/1/2027	Derivatives - Liabilities	$50,000	4.40%	2.24%	$10	$(18)
Deposits	5/1/2025	5/1/2028	Derivatives - Liabilities	50,000	4.40%	2.34%	4	(53)
Deposits	5/1/2025	11/1/2028	Derivatives - Liabilities	50,000	4.40%	2.43%	(6)	(72)
				$150,000			$8	$(143)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2026		December 31, 2025
(dollars in thousands)

Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	$25,000	4.21%	4.38%	$	N/A	$(15)
Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	15,000	4.21%	4.38%		N/A	(9)
Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	20,000	4.21%	4.38%		N/A	(12)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	30,000	4.21%	4.21%		(55)	(119)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	15,000	4.21%	4.21%		(28)	(59)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	20,000	4.21%	4.21%		(37)	(79)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	32,500	4.21%	4.08%		(115)	(251)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	15,000	4.21%	4.08%		(53)	(116)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	20,000	4.21%	4.08%		(71)	(154)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	32,500	4.21%	3.98%		(148)	(352)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	15,000	4.21%	3.98%		(68)	(162)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	25,000	4.21%	3.98%		(113)	(271)
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	30,000	4.21%	3.90%		(169)	(391)
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	15,000	4.21%	3.90%		(83)	(196)
				$310,000				$(940)	$(2,186)

* Matured in first quarter of 2026.

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

Interest rate swaps that were not designated as hedging instruments as of March 31, 2026 and December 31, 2025 are summarized as follows:

	As of March 31, 2026		As of December 31, 2025
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$6,169,719	$213,015	$5,954,979	$191,828
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$6,169,719	$213,015	$5,954,979	$191,828

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$120,091	$52,653	$116,673	$56,687

The effects of cash flow hedging:
Loss on interest rate caps and collars on deposits	-	-	-	(117)
Loss on interest rate swaps on debt	-	(113)	-	(209)
Loss on interest rate swaps and collars on loans	(1,732)	-	(2,083)	-

The effects of fair value hedging:
Gain (loss) on interest rate swaps on loans	(127)	-	170	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	March 31, 2026	December 31, 2025

	(dollars in thousands)

Cash	$84,081	$81,131
U.S. govt. sponsored agency securities	11,210	11,268
Municipal securities	138,695	142,065
Residential mortgage-backed and related securities	36,316	36,565
	$270,302	$271,029

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit ratings and financial information.  Additionally, the Company manages financial institution counterparty credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, and uses ISDA master agreements, central clearing mechanisms and counterparty limits.  The agreements contain bilateral collateral agreements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its borrower/customer counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company underwrites the combination of the base loan amount and potential swap exposure and focuses on high quality borrowers with strong collateral values. The majority of the Company’s swapped loan portfolio consists of loans on projects with loan-to-values, including the potential swap exposure, below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

U.S. federal statutory tax rate	$7,520	21.0%	$5,482	21.0%
State and local income taxes, net of federal income tax effect (*)	1,029	2.9	448	1.7
Tax credits
Low income housing tax credits	(1,021)	(2.9)	(690)	(2.6)
Other credits	(49)	(0.1)	(195)	(0.7)
Nontaxable or nondeductible items
Tax exempt income, net	(7,458)	(20.8)	(7,505)	(28.7)
Interest disallowance	2,916	8.1	3,115	11.9
Bank-owned life insurance	(176)	(0.5)	(110)	(0.4)
Meals and entertainment	27	0.1	21	0.1
Other	(130)	(0.4)	(142)	(0.6)
Changes in unrecognized tax benefits	165	0.5	—	—
Other adjustments
Excess tax benefit on stock options exercised and restricted stock awards vested	(584)	(1.6)	(490)	(1.9)
Provision adjustment	142	0.4	373	1.4
Other	47	0.1	1	—
Effective tax rate	$2,428	6.8%	$308	1.2%

* State taxes in Iowa made up the majority (greater than 50 percent) of the tax effect in this category.

The effective tax rate for the first three months of 2026 was at 6.8%, up from 1.2% in the first three months of 2025. The increase was primarily due to an overall increase in pre-tax income.

The following table summarizes the impact to the Consolidated Statements of Income relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(dollars in thousands)

Tax credits recognized	$2,943	$2,707
Other tax benefits recognized	426	496
Amortization	(2,233)	(2,192)
Net benefit included in income tax	1,136	1,011

Other income	—	—
Allocated income on investments	—	—
Net benefit included in noninterest income	—	—

Net benefit included in the Consolidated Statements of Income	$1,136	$1,011

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three months ending March 31, 2026 and 2025.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2026	2025

	(dollars in thousands, except share data)

Net income	$33,383	$25,797

Basic EPS	$2.00	$1.53
Diluted EPS	$1.99	$1.52

Weighted average common shares outstanding	16,651,808	16,900,785
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	89,733	113,207
Weighted average common and common equivalent shares outstanding	16,741,541	17,013,992

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
March 31, 2026:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$15,059	$—	$15,059	$—
Residential mortgage-backed and related securities	86,222	—	86,222	—
Municipal securities	160,247	—	160,247	—
Asset-backed securities	4,076	—	4,076	—
Corporate securities	24,502	—	24,502	—
Securities trading	82,728	—	—	82,728
Derivatives	209,836	—	209,836	—
Total assets measured at fair value	$582,670	$—	$499,942	$82,728

Derivatives	$149,836	$—	$149,836	$—
Total liabilities measured at fair value	$149,836	$—	$149,836	$—

December 31, 2025:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,024	$—	$16,024	$—
Residential mortgage-backed and related securities	68,855	—	68,855	—
Municipal securities	163,085	—	163,085	—
Asset-backed securities	4,439	—	4,439	—
Corporate securities	27,374	—	27,374	—
Securities trading	83,857	—	—	83,857
Derivatives	188,409	—	188,409	—
Total assets measured at fair value	$552,043	$—	$468,186	$83,857

Derivatives	$137,051	$—	$137,051	$—
Total liabilities measured at fair value	$137,051	$—	$137,051	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of March 31, 2026, the discount rates ranged from 3.23% to 6.40%.

Changes in fair value of trading securities for the three months ended March 31, 2026 and 2025, respectively, are presented as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025

Balance at the beginning of the period	$83,857	$83,529
Paydowns	(44)	(40)
Premium amortization	(233)	(235)
Fair value gain	(852)	(809)
Balance at the end of the period	$82,728	$82,445

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

Assets measured at fair value on a non-recurring basis comprised the following at March 31, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

March 31, 2026:
Loans/leases evaluated individually	$44,105	$—	$—	$44,105
OREO	583	—	—	583
	$44,688	$—	$—	$44,688

December 31, 2025:
Loans/leases evaluated individually	$47,183	$—	$—	$47,183
OREO	583	—	—	583
	$47,766	$—	$—	$47,766

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2026	2025	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$44,105	$47,183	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	583	583	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2026 and 2025.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2026		As of December 31, 2025
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$80,038	$80,038	$76,494	$76,494
Federal funds sold	Level 2	950	950	23,150	23,150
Interest-bearing deposits at financial institutions	Level 2	38,340	38,340	53,249	53,249
Investment securities:
HTM	Level 2	951,916	840,740	948,676	857,663
AFS	Level 2	290,106	290,106	279,777	279,777
Trading	Level 3	82,728	82,728	83,857	83,857
Loans/leases receivable, net	Level 3	40,838	44,105	43,688	47,183
Loans/leases receivable, net	Level 2	7,159,203	6,934,233	7,033,140	6,794,019
Derivatives	Level 2	209,836	209,836	192,426	192,426

Deposits:
Nonmaturity deposits	Level 2	6,628,462	6,628,462	6,145,194	6,145,194
Time deposits	Level 2	1,142,388	1,140,593	1,269,004	1,268,442
Short-term borrowings	Level 2	1,950	1,950	2,650	2,650
FHLB advances	Level 2	25,609	24,512	245,383	244,237
Other borrowings	Level 2	107,457	100,155	107,395	100,634
Subordinated notes	Level 2	234,217	237,610	234,122	237,648
Junior subordinated debentures	Level 2	49,024	43,443	48,991	42,997
Derivatives	Level 2	149,836	149,836	214,327	214,327

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

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2026 and 2025:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended March 31, 2026
Interest and dividend income	$36,621	$34,318	$21,673	$30,424	$69	$(3,014)	$120,091
Interest expense	17,087	12,335	8,164	13,871	4,607	(3,411)	52,653
Net interest income	19,534	21,983	13,509	16,553	(4,538)	397	67,438
Provision for credit losses	1,400	223	427	404	—	—	2,454
Noninterest income
Capital markets revenue	—	9,029	—	1,672	—	—	10,701
Other segment revenue items	5,809	3,050	1,524	2,038	41,542	(41,712)	12,251
Total noninterest income	5,809	12,079	1,524	3,710	41,542	(41,712)	22,952
Noninterest expense
Salaries and benefits expense	8,057	9,113	5,369	7,629	1,221	—	31,389
Occupancy expense	1,493	1,941	1,460	1,690	895	—	7,479
Other segment expense items	4,071	3,391	2,001	3,006	1,350	(562)	13,257
Total noninterest expense	13,621	14,445	8,830	12,325	3,466	(562)	52,125
Income tax expense	649	1,965	21	105	(312)	—	2,428
Net income (loss) from continuing operations	$9,673	$17,429	$5,755	$7,429	$33,850	$(40,753)	$33,383

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	330	—	7,244	—	—	7,574
Total assets	3,105,984	2,848,359	1,740,480	2,418,895	1,475,099	(1,975,122)	9,613,695

Three Months Ended March 31, 2025
Interest and dividend income	$35,937	$31,932	$20,008	$29,343	$87	$(634)	$116,673
Interest expense	17,313	12,466	8,102	15,562	4,286	(1,042)	56,687
Net interest income	18,624	19,466	11,906	13,781	(4,199)	408	59,986
Provision for credit losses	1,412	86	1,362	1,374	—	—	4,234
Noninterest income
Capital markets revenue	—	5,603	62	851	—	—	6,516
Other segment revenue items	5,211	2,395	1,502	1,674	31,716	(32,122)	10,376
Total noninterest income	5,211	7,998	1,564	2,525	31,716	(32,122)	16,892
Noninterest expense
Salaries and benefits expense	7,409	7,861	4,873	6,504	717	—	27,364
Occupancy expense	1,539	1,596	1,238	1,597	485	—	6,455
Other segment expense items	4,034	3,552	2,105	3,076	598	(645)	12,720
Total noninterest expense	12,982	13,009	8,216	11,177	1,800	(645)	46,539
Income tax expense	897	764	(246)	(416)	(691)	—	308
Net income (loss) from continuing operations	$8,544	$13,605	$4,138	$4,171	$26,408	$(31,069)	$25,797

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	568	733	9,099	—	—	10,400
Total assets	2,771,498	2,559,768	1,582,972	2,326,244	1,354,539	(1,512,833)	9,082,188

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Three Months Ended March 31, 2026
Other segment revenue items:
Equity in net income of subsidiary bank	$9,673	$17,429	$5,755	$7,429	$40,286
Total assets:
Investment in subsidiary bank	307,860	476,302	200,462	393,753	1,378,377

Three Months Ended March 31, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$8,543	$13,605	$4,137	$4,172	$30,457
Total assets:
Investment in subsidiary bank	289,980	438,716	177,664	385,073	1,291,433

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2026 and December 31, 2025, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 are presented in the following tables (dollars in thousands).  As of March 31, 2026 and December 31, 2025, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of March 31, 2026:
Company:
Total risk-based capital	$1,363,858	14.00%	$779,180	>	8.00%	$1,022,674	>	10.50%	$973,976	>	10.00%
Tier 1 risk-based capital	1,075,998	11.05	584,385	>	6.00	827,879	>	8.50	779,180	>	8.00
Tier 1 leverage	1,075,998	11.44	376,080	>	4.00	376,080	>	4.00	470,100	>	5.00
Common equity Tier 1	1,026,974	10.54	438,289	>	4.50	681,783	>	7.00	633,084	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$344,898	13.97%	$197,463	>	8.00%	$259,170	>	10.50%	$246,829	>	10.00%
Tier 1 risk-based capital	318,206	12.89	148,097	>	6.00	209,804	>	8.50	197,463	>	8.00
Tier 1 leverage	318,206	10.94	116,303	>	4.00	116,303	>	4.00	145,379	>	5.00
Common equity Tier 1	318,206	12.89	111,073	>	4.50	172,780	>	7.00	160,439	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$500,763	14.64%	$273,616	>	8.00%	$359,121	>	10.50%	$342,020	>	10.00%
Tier 1 risk-based capital	473,856	13.85	205,212	>	6.00	290,717	>	8.50	273,616	>	8.00
Tier 1 leverage	473,856	16.68	113,618	>	4.00	113,618	>	4.00	142,022	>	5.00
Common equity Tier 1	473,856	13.85	153,909	>	4.50	239,414	>	7.00	222,313	>	6.50
Community State Bank:
Total risk-based capital	$217,053	12.62%	$137,540	>	8.00%	$180,521	>	10.50%	$171,925	>	10.00%
Tier 1 risk-based capital	202,927	11.80	103,155	>	6.00	146,136	>	8.50	137,540	>	8.00
Tier 1 leverage	202,927	11.92	68,119	>	4.00	68,119	>	4.00	85,149	>	5.00
Common equity Tier 1	202,927	11.80	77,366	>	4.50	120,347	>	7.00	111,751	>	6.50
Guaranty Bank:
Total risk-based capital	$311,027	14.18%	$175,510	>	8.00%	$230,358	>	10.50%	$219,388	>	10.00%
Tier 1 risk-based capital	286,109	13.04	131,633	>	6.00	186,480	>	8.50	175,510	>	8.00
Tier 1 leverage	286,109	12.43	92,061	>	4.00	92,061	>	4.00	115,077	>	5.00
Common equity Tier 1	286,109	13.04	98,725	>	4.50	153,572	>	7.00	142,602	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2025:
Company:
Total risk-based capital	$1,369,172	14.19%	$771,812	>	8.00%	$1,013,003	>	10.50%	$964,765	>	10.00%
Tier 1 risk-based capital	1,063,505	11.02	578,859	>	6.00	820,050	>	8.50	771,812	>	8.00
Tier 1 leverage	1,063,505	11.07	384,419	>	4.00	384,419	>	4.00	480,523	>	5.00
Common equity Tier 1	1,014,514	10.52	434,144	>	4.50	675,335	>	7.00	627,097	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$342,214	14.33%	$191,071	>	8.00%	$250,780	>	10.50%	$238,838	>	10.00%
Tier 1 risk-based capital	313,533	13.13	143,303	>	6.00	203,013	>	8.50	191,071	>	8.00
Tier 1 leverage	313,533	10.65	117,711	>	4.00	117,711	>	4.00	147,138	>	5.00
Common equity Tier 1	313,533	13.13	107,477	>	4.50	167,187	>	7.00	155,245	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$495,107	14.61%	$271,051	>	8.00%	$355,754	>	10.50%	$338,814	>	10.00%
Tier 1 risk-based capital	466,349	13.76	203,288	>	6.00	287,992	>	8.50	271,051	>	8.00
Tier 1 leverage	466,349	16.22	115,000	>	4.00	115,000	>	4.00	143,751	>	5.00
Common equity Tier 1	466,349	13.76	152,466	>	4.50	237,170	>	7.00	220,229	>	6.50
Community State Bank:
Total risk-based capital	$212,148	12.65%	$134,206	>	8.00%	$176,146	>	10.50%	$167,758	>	10.00%
Tier 1 risk-based capital	197,171	11.75	100,655	>	6.00	142,594	>	8.50	134,206	>	8.00
Tier 1 leverage	197,171	11.42	69,072	>	4.00	69,072	>	4.00	86,340	>	5.00
Common equity Tier 1	197,171	11.75	75,491	>	4.50	117,431	>	7.00	109,043	>	6.50
Guaranty Bank:
Total risk-based capital	$308,357	14.13%	$174,598	>	8.00%	$229,159	>	10.50%	$218,247	>	10.00%
Tier 1 risk-based capital	283,230	12.98	130,948	>	6.00	185,510	>	8.50	174,598	>	8.00
Tier 1 leverage	283,230	12.03	94,143	>	4.00	94,143	>	4.00	117,679	>	5.00
Common equity Tier 1	283,230	12.98	98,211	>	4.50	152,773	>	7.00	141,861	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $42.7 million, subject to certain agreed upon additions and deductions. As of March 31, 2026, the Company had paid $38.4 million of the contract price, resulting in a remaining future commitment of approximately $4.3 million. Construction on this facility is anticipated to be completed in the second quarter of 2026.

The Company entered into a construction contract in 2025 for the construction of a new corporate headquarters including a new branch facility for QCBT in Bettendorf, Iowa. The Company will pay the contractor a contract price of approximately $66.5 million, subject to certain agreed upon additions and deductions. As of March 31, 2026, the Company had paid $15.6 million of the contract price, resulting in a remaining future commitment of approximately $50.9 million. Construction on this facility is anticipated to be completed in 2027.

NOTE 12 - LEGAL CONTINGENCIES

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened litigation, claims investigations and legal and administrative cases and proceedings.

Under applicable accounting standards, reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of losses, to the extent such estimate can be made. Significant judgment is required in both the determination of possibility or probability, and whether the loss or range of losses is reasonably estimable. The Company’s judgments are subjective and based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available to the Company and its advisors at the time, including, among other information, settlement agreements. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates accordingly. Due to the inherent uncertainties of the legal and regulatory processes, such judgments may be materially different than the actual outcomes. Legal costs such as outside counsel fees are expensed in the period in which the services are rendered.

Assessments of litigation exposure are difficult because they involve inherently unpredictable factors including, but not limited to: whether the proceeding is in the early stages; whether damages are unspecified, unsupported or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the proceeding involves class allegations. In many lawsuits and arbitrations, it is not possible to determine whether a liability will be incurred, or to estimate the ultimate or minimum amount of that liability, until the matter is close to resolution, in which case a reserve will not be recognized until that time. As a result, the Company may be unable to estimate reasonably possible losses with respect to litigation matters it faces.

In June 2025, CSB was named as a defendant in a lawsuit filed in the Iowa District Court in and for Polk County. The plaintiff alleged, on behalf of himself and a proposed statewide class of consumers, breach of contract and unjust enrichment arising from the CSB’s alleged improper assessment and collection of multiple insufficient funds fees and/or overdraft fees specifically for representment transactions. The petition seeks an unspecified amount of monetary damages.

CSB initially filed a motion to dismiss, which was denied in February 2026. CSB filed an Answer and Affirmative Defenses to the petition on April 10, 2026. Management has engaged outside counsel experienced in this area to assist with defense and risk assessment. CSB continues to dispute the allegations made by the plaintiff, and intends to continue to defend itself vigorously. The Company believes a loss is not considered probable at this time.

The Company believes a material loss contingency related to the petition is reasonably possible, but not probable, based on currently-available information. However, the Company is unable to estimate the ultimate or minimum loss or range of losses, if any, at this time due to a number of uncertainties, including, but not limited to: (i) the current early stages of the proceedings and discovery not having commenced; (ii) the absence of specificity as to alleged damages; and (iii) the lack of resolution of significant factual and legal issues.

As of March 31, 2026, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2026. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past 33 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of March 31, 2026, the Company had $9.6 billion in consolidated assets, including $7.2 billion in net loans/leases, and $7.8 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

A more detailed discussion of these critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

EXECUTIVE OVERVIEW

The Company reported net income of $33.4 million and diluted EPS of $1.99 for the quarter ended March 31, 2026. By comparison, for the quarter ended December 31, 2025, the Company reported net income of $35.7 million and diluted EPS of $2.12.  For the quarter ended March 31, 2025, the Company reported net income of $25.8 million, and diluted EPS of $1.52.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The first quarter of 2026 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Net income of $33.4 million, or $1.99 per diluted share, representing a 31% year-over-year increased in diluted EPS and a 1.40% ROAA;
●	Net interest income of $67.4 million, representing 12% growth on a year-over-year basis;
●	Strong loan growth of 8% annualized prior to m2 portfolio runoff;
●	Robust core deposit growth of $409.1 million, or 23% annualized;
●	Significant noninterest expense reduction of 17% on a linked-quarter basis;
●	Tangible book value per share (non-GAAP) expansion of $1.33, or 9% annualized on a linked-quarter basis; and
●	247,289 common shares repurchased at an average price of $84.28 per share.

Following is a table that represents various net income measurements for the Company:

	For the three months ended
	March 31, 2026	December 31, 2025	March 31, 2025

	(dollars in thousands, except per share data)

Net income	$33,383	$35,664	$25,797

Diluted earnings per common share	$1.99	$2.12	$1.52

Weighted average common and common equivalent shares outstanding	16,741,541	16,858,506	17,013,992

The Company reported adjusted net income (non-GAAP) of $33.4 million, with adjusted diluted EPS (non-GAAP) of $1.99 for the three months ended March 31, 2026.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended
	March 31, 2026	December 31, 2025	March 31, 2025

	(dollars in thousands)

Net interest income	$67,438	$68,354	$59,986
Provision for credit losses	2,454	5,499	4,234
Noninterest income	22,952	38,665	16,892
Noninterest expense	52,125	62,852	46,539
Federal and state income tax expense	2,428	3,004	308
Net income	$33,383	$35,664	$25,797

Following are certain noteworthy developments in the Company's financial results for the quarter ended March 31, 2026:

●	Net interest income in the first quarter of 2026 decreased 1% compared to the fourth quarter of 2025 due to lower loan yields and increased 12% compared to the first quarter of 2025 due to higher average earning assets and higher investment yields.
●	The provision for credit losses in the first quarter of 2026 decreased $3.0 million compared to the fourth quarter of 2025. Provision expense decreased $1.8 million compared to the first quarter of 2025. The decreases across all periods were driven primarily by the transfer of loans held for sale. See the “Provision for Credit Losses” section of this report for additional details.
●	Noninterest income in the first quarter of 2026 decreased $15.7 million, or 41%, compared to the fourth quarter of 2025 primarily due to historically lower capital markets revenue from swap fees during the first quarter.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest income in the first quarter of 2026 increased $6.1 million, or 36%, compared to the first quarter of 2025. The increase was primarily due to higher capital markets revenue from swap fees. Sustained, long-term demand for affordable housing remains strong. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business that continues to improve as clients adapt to evolving market conditions. The Company expects its capital markets revenue will continue to be a solid source of fee income.
●	Noninterest expense in the first quarter of 2026 decreased $10.7 million, or 17%, compared to the fourth quarter of 2025. The decrease was primarily due to lower capital markets revenue and its impact on variable compensation, lower professional and data processing fees, and the impact of the $2.0 million debt extinguishment loss in the prior quarter. Noninterest expense increased $5.6 million, or 12%, compared to the first quarter of 2025. The increase was primarily due to higher capital markets revenue and its impact on variable compensation, and higher occupancy and equipment expense related to the Company’s digital transformation.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits, which excludes brokered deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	March 31, 2026	December 31, 2025	March 31, 2025
Loan and lease growth organically**	Loans and leases growth	> 9% annually	8.0%	11.7%	2.3%
Fee income growth	Fee income growth	> 6% annually	(20.4)%	(3.7)%	(43.0)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(2.4)%	4.1%	(9.3)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison to the prior year actual. The calculations provided exclude non-core noninterest income and noninterest expense.

** Excludes the runoff of the m2 portfolio.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the first quarter of 2026 to support its corporate strategy and further the strategic financial metrics shown above:

●	In the first quarter of 2026, the Company grew loans and leases by 8.0% annualized, excluding the runoff of the m2 portfolio. Loan growth was driven by both traditional and LIHTC lending.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	The Company acted as the correspondent bank through QCBT for 190 downstream banks with total noninterest bearing deposits of $112.9 million and total interest-bearing deposits of $1.3 billion as of March 31, 2026, as correspondent banking continued to be a core line of business for the Company. By comparison, the Company acted as the correspondent bank for 189 downstream banks with total noninterest bearing deposits of $116.7 million and total interest-bearing deposits of $965.2 million as of March 31, 2025. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also managed off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $523.8 million as of March 31, 2026, as compared to $537.9 million as of March 31, 2025.
●	The Company continued to focus on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at each of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $10.7 million for the first quarter of 2026 as compared to $6.5 million for the same period of the prior year. Demand for affordable housing remains strong, as discussed in the “Executive Overview” section of this report, above.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management decreased by $52.5 million for the quarter ended March 31, 2026 compared to the quarter ended December 31, 2025. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has expanded its wealth management business into the southwest Missouri and central Iowa markets.
●	Noninterest expense for the first three months of 2026 totaled $52.1 million as compared to $46.5 million in the first three months of 2025. The increase was primarily due to an increase in salaries and benefits expenses related to higher variable incentive compensation and increased occupancy and equipment expense related to the Company’s digital transformation.

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

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2026	2025	2025

	(dollars in thousands)
TCE/TA RATIO
Stockholders' equity (GAAP)	$1,122,464	$1,112,311	$1,022,747
Less: Intangible assets	146,169	146,675	148,995
TCE (non-GAAP)	$976,295	$965,636	$873,752

Total assets (GAAP)	$9,613,695	$9,498,194	$9,082,188
Less: Intangible assets	146,169	146,675	148,995
TA (non-GAAP)	$9,467,526	$9,351,519	$8,933,193

TCE/TA ratio (non-GAAP)	10.31%	10.33%	9.78%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$33,383	$35,664	$25,797
Less non-core items (post-tax) (*):
Income:
Fair value loss on derivatives, net	(13)	(88)	(156)
Total non-core income (non-GAAP)	$(13)	$(88)	$(156)
Expense:
Loss on debt extinguishment, net	—	1,551	—
Total non-core expense (non-GAAP)	$—	$1,551	$—

Adjusted net income (non-GAAP)	$33,396	$37,303	$25,953

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$33,396	$37,303	$25,953

Weighted average common shares outstanding	16,651,808	16,756,717	16,900,785
Weighted average common and common equivalent shares outstanding	16,741,541	16,858,506	17,013,992

Adjusted EPS (non-GAAP):
Basic	$2.01	$2.23	$1.54
Diluted	$1.99	$2.21	$1.53

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$33,396	$37,303	$25,953

Average Assets	$9,550,010	$9,758,848	$9,015,439

Adjusted ROAA (non-GAAP)	1.40%	1.53%	1.15%
Adjusted ROAE (non-GAAP)	11.76%	13.37%	10.20%

ADJUSTED NIM TEY*
Net interest income (GAAP)	$67,438	$68,354	$59,986
Plus: Tax equivalent adjustment	8,851	11,277	9,513
Net interest income - tax equivalent (non-GAAP)	$76,289	$79,631	$69,499

Average earning assets	$8,640,613	$8,872,022	$8,241,035

NIM (GAAP)	3.17%	3.06%	2.95%
NIM TEY (non-GAAP)	3.58%	3.57%	3.42%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$52,125	$62,852	$46,539

Net interest income (GAAP)	$67,438	$68,354	$59,986
Noninterest income (GAAP)	22,952	38,665	16,892
Total income	$90,390	$107,019	$76,878

Efficiency ratio (noninterest expense/total income) (non-GAAP)	57.67%	58.73%	60.54%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	57.66%	56.84%	60.38%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of goodwill impairment which is not deductible for tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 12% for the quarter ended March 31, 2026, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP) increased 10% for the quarter ended March 31, 2026, compared to the same quarter of the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of loan and investment yields, which were partially offset by deposit growth with a lower cost of funds.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2026	2025	2025
Average Yield on Interest-Earning Assets	5.50%	5.75%	5.66%	6.02%	6.21%	6.20%
Average Cost of Interest-Bearing Liabilities	3.00%	3.27%	3.44%	3.00%	3.25%	3.44%
Net Interest Spread	2.50%	2.48%	2.22%	3.02%	2.96%	2.76%
NIM TEY (Non-GAAP)	3.58%	3.57%	3.42%	3.58%	3.57%	3.42%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended March 31,
	2026			2025
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$8,003	$73	3.64%	$9,009	$99	4.40%
Interest-bearing deposits at financial institutions	167,670	1,488	3.60%	166,897	1,804	4.38%
Investment securities - taxable	410,342	4,962	4.84%	400,779	4,588	4.59%
Investment securities - nontaxable (1)	943,300	14,049	5.97%	843,476	11,722	5.57%
Restricted investment securities	24,525	385	6.28%	30,562	534	6.99%
Gross loans/leases receivable (1) (2) (3)	7,183,312	108,881	6.15%	6,790,312	107,439	6.42%
Total interest earning assets	8,737,152	129,838	6.02%	8,241,035	126,186	6.20%

Noninterest-earning assets:
Cash and due from banks	78,861			77,796
Premises and equipment	219,624			162,256
Less allowance	(89,955)			(90,045)
Other	604,328			624,397
Total assets	$9,550,010			$9,015,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$5,451,672	$35,494	2.64%	$5,005,853	$37,697	3.05%
Time deposits	1,208,298	11,061	3.71%	1,204,593	12,690	4.27%
Short-term borrowings	3,244	27	3.36%	1,839	18	3.97%
FHLB advances	41,827	297	2.84%	177,883	1,996	4.49%
Other borrowings	107,416	1,167	4.35%	—	—	—%
Subordinated notes	234,155	3,920	6.70%	233,525	3,602	6.17%
Junior subordinated debentures	49,002	687	5.61%	48,871	684	5.60%
Total interest-bearing liabilities	7,095,614	52,653	3.00%	6,672,564	56,687	3.44%

Noninterest-bearing demand deposits	990,726			935,840
Other noninterest-bearing liabilities	327,363			389,548
Total liabilities	8,413,703			7,997,952

Stockholders' equity	1,136,307			1,017,487
Total liabilities and stockholders' equity	$9,550,010			$9,015,439
Net interest income		$77,185			$69,499
Net interest margin			3.13%			2.95%
Net interest margin TEY (Non-GAAP)			3.58%			3.42%
Cost of funds (4)			2.64%			3.02%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.13%			123.51%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended March 31, 2026

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2026 vs. 2025
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(26)	$(26)	$—
Interest-bearing deposits at financial institutions	(316)	(374)	58
Investment securities - taxable	374	260	114
Investment securities - nontaxable (2)	2,327	879	1,448
Restricted investment securities	(149)	(51)	(98)
Gross loans/leases receivable (2) (3)	1,442	(20,630)	22,072
Total change in interest income	3,652	(19,942)	23,594

INTEREST EXPENSE
Interest-bearing deposits	(2,205)	(17,684)	15,479
Time deposits	(1,629)	(1,900)	271
Short-term borrowings	9	(17)	26
Federal Home Loan Bank advances	(1,699)	(551)	(1,148)
Other borrowings	1,167	—	1,167
Subordinated notes	318	308	10
Junior subordinated debentures	3	1	2
Total change in interest expense	(4,036)	(19,843)	15,807

Total change in net interest income	$7,688	$(99)	$7,787

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.  For a discussion of the factors that could have a material impact on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $3.4 million, comparing the first quarter of 2026 to the same period of 2025.  Interest income (tax equivalent non-GAAP) increased $2.8 million, comparing the first quarter of 2026 to the same period of 2025. These increases in interest income were primarily due to higher loan and investment average balances and higher loan and investment yields.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company intends to continue to grow quality loans as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense decreased $4.0 million, comparing the first quarter of 2026 to the same period of 2025, primarily due to the lower cost of funds. The Company’s cost of funds was 2.64% for the quarter ended March 31, 2026, a decrease from 3.02% for the quarter ended March 31, 2025.  The decrease was a result of the Federal Reserve lowering interest rates and the corresponding impact on the Company’s liability sensitive balance sheet.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025

	(dollars in thousands)

Provision for credit losses - loans and leases	$2,688	$4,743
Provision for credit losses - off-balance sheet exposures	(234)	(509)
Total provision for credit losses	$2,454	$4,234

The Company had a total provision for credit losses on loans and leases of $2.7 million for the first quarter of 2026, a decrease from $4.7 million for the same period of 2025, driven primarily by the transfer of loans held for sale.  The provision related to OBS was a negative provision of $234 thousand for the first quarter of 2026 compared to a negative provision of $509 thousand for the first quarter of 2025. The balance primarily fluctuates with changes in the balance of unfunded commitments. There was no provision related to HTM securities for the first three months of 2026 or 2025.

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

The Company had an ACL for loans/leases held for investment of 1.26% of total gross loans/leases held for investment at both March 31, 2026 and December 31, 2025, compared to 1.32% at March 31, 2025.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,894	$3,686	$208	5.6%
Investment advisory and management fees	1,539	1,254	285	22.7
Deposit service fees	1,973	2,183	(210)	(9.6)
Gains on sales of residential real estate loans, net	614	297	317	106.7
Capital markets revenue	10,701	6,516	4,185	64.2
Earnings on bank-owned life insurance	931	524	407	77.7
Debit card fees	1,659	1,488	171	11.5
Correspondent banking fees	693	614	79	12.9
Loan related fee income	950	898	52	5.8
Fair value loss on derivatives and trading securities	(869)	(1,007)	138	13.7
Other	867	439	428	97.5
Total noninterest income	$22,952	$16,892	$6,060	35.9%

The Company continues to be successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management have increased $702.6 million since March 31, 2025 due primarily to new relationships.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 6% in the first quarter of 2026 as compared to the same period of the prior year due to growth in assets under management and market performance.  The Company expects trust and investment advisory and management fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees increased 23% comparing the first quarter of 2026 to the same period of the prior year. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees decreased 10% in the first quarter of 2026 as compared to the same period of the prior year. The Company’s total deposits increased by $433.5 million, or 6%, when comparing March 31, 2026 to March 31, 2025. The Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2026.

Gains on sales of residential real estate loans, net, increased 107% when comparing the first quarter of 2026 to the same period of the prior year. The increase was due to higher volumes of client residential real estate purchase activity generating higher levels of gains.

Capital markets revenue totaled $10.7 million for the first quarter of 2026, compared to $6.5 million for the first quarter of 2025, which is in line with historical first quarter average.  As discussed in the “Executive Overview” section of this report, demand for affordable housing remains strong. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

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

Earnings on BOLI increased 78%, comparing the first quarter of 2026 to the same period of the prior year driven by BOLI exchanges in the first three months of 2025 resulting in surrender charges of $168 thousand.  There were no purchases of BOLI in the first three months of 2026 or 2025. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 12% when comparing the first quarter of 2026 to the same period of the prior year as the Company continues to be successful in adding net new demand deposit accounts. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 13% comparing the first quarter of 2026 to the same period of the prior year. The increase was primarily due to an increase in correspondent banking balances. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves 190 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 6% comparing the first quarter of 2026 to the same period of the prior year primarily due to higher participation service fees.

Fair value losses on derivatives and trading securities were $869 thousand in the first quarter of 2026, as compared to $1.0 million in losses in the same period of the prior year.  The Company uses swaptions to manage interest rate risk related to the variability of interest payments due to changes in interest rates. These derivatives are unhedged and are marked-to-market, with gains or losses recorded in noninterest income which was a contributing factor in the decrease in fair value losses on derivatives.   See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income increased $428 thousand, or 98%, in the first quarter of 2026 as compared to the same period of the prior year due to fluctuations on the market value of the Company’s equity investments. Income on equity investments is largely determined based on the market value of the investments managed.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$31,389	$27,364	$4,025	14.7%
Occupancy and equipment expense	7,479	6,455	1,024	15.9
Professional and data processing fees	5,162	5,144	18	0.3
FDIC insurance, other insurance and regulatory fees	2,072	1,970	102	5.2
Loan/lease expense	106	381	(275)	(72.2)
Net cost of (income from) and losses/(gains) on operations of other real estate	16	(9)	25	277.8
Advertising and marketing	1,775	1,613	162	10.0
Communication and data connectivity	202	290	(88)	(30.3)
Supplies	233	207	26	12.6
Bank service charges	664	596	68	11.4
Correspondent banking expense	333	329	4	1.2
Intangibles amortization	506	661	(155)	(23.4)
Payment card processing	508	594	(86)	(14.5)
Trust expense	474	357	117	32.8
Other	1,206	587	619	105.5
Total noninterest expense	$52,125	$46,539	$5,586	12.0%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency and operating leverage as discussed in the “Strategic Financial Metrics” section.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 15% when comparing the first quarter of 2026 to the same period of the prior year primarily due to annual merit increases and capital markets revenue and its impact on variable compensation associated with performance.

Occupancy and equipment expense increased 16% comparing the first quarter of 2026 to the same period of the prior year due primarily to higher property tax expense with the opening of a new office in the Cedar Rapids market and an increase in service contract costs.

Professional and data processing fees remained stable comparing the first quarter of 2026 to the same period of the prior year. The increase was due primarily to higher professional fees related to the Company’s digital transformation projects. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC insurance, other insurance and regulatory fee expense increased 5% when comparing the first quarter of 2026 to the same period of the prior year due primarily to asset growth.

Loan/lease expense decreased 72% when comparing the first quarter of 2026 to the same quarter of the prior year due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of and gains/losses on operations of other real estate for the first quarter of 2026 totaled $16 thousand, compared to net income from and gains/losses on operations of other real estate of $9 thousand for the first quarter of 2025.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Advertising and marketing expense increased 10% comparing the first quarter of 2026 to the same period of the prior year. The increase in expense was primarily due to an increase in sponsorships and other sales promotions in the first quarter of 2026.

Communication and data connectivity expense decreased 30% comparing the first quarter of 2026 to the same period of the prior year.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense increased 13% comparing the first quarter of 2026 to the same period of the prior year. These increases were primarily due to the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 11% when comparing the first quarter of 2026 to the same period of the prior year.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Correspondent banking expense increased 1% when comparing the first quarter of 2026 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 23% when comparing the first quarter of 2026 to the same period of the prior year due to no longer needing to amortize an intangible at CSB as done in the prior year. These expenses are expected to naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense decreased 15% when comparing the first quarter of 2026 to the same period of the prior year due to a decreased volume of transactions.

Trust expense increased 33% when comparing the first quarter of 2026 to the same period of the prior year due to increased assets under management when comparing March 31, 2026 to March 31, 2025.

Other noninterest expense increased 106% when comparing the first quarter of 2026 to the same period of the prior year.  The increase was primarily due to increased insurance claim loss reserves at our QCRH Risk Management entity in 2025. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the first quarter of 2026, the Company incurred income tax expense of $2.4 million, compared to income tax expense of $308 thousand in the same period of the prior year.  The increase was primarily due to higher pre-tax income from higher capital markets revenue.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	March 31, 2026		December 31, 2025		March 31, 2025

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$119,328	1%	$152,893	2%	$262,885	4%
Securities	1,324,750	14%	1,312,310	14%	1,220,717	13%
Net loans/leases	7,200,041	75%	7,076,828	75%	6,732,813	74%
Derivatives	209,836	2%	188,409	2%	172,231	2%
Other assets	759,740	8%	767,754	8%	693,542	7%
Total assets	$9,613,695	100%	$9,498,194	100%	$9,082,188	100%

Total deposits	$7,770,850	80%	$7,414,198	77%	$7,337,390	80%
Total borrowings	418,257	4%	638,541	7%	429,921	5%
Derivatives	149,836	2%	137,051	2%	136,334	2%
Other liabilities	152,288	2%	196,093	2%	155,796	2%
Total stockholders' equity	1,122,464	12%	1,112,311	12%	1,022,747	11%
Total liabilities and stockholders' equity	$9,613,695	100%	$9,498,194	100%	$9,082,188	100%

During the first quarter of 2026, the Company's total assets increased $115.5 million from December 31, 2025, to a total of $9.6 billion. The Company’s net loans/leases increased $123.2 million, or 2%, in the first quarter of 2026. Deposits increased $356.7 million, or 5%, during the first quarter of 2026.  Borrowings decreased $220.3 million, or 34%, during the first quarter of 2026 due primarily to strong deposit growth.

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

Trading securities had a fair value of $82.7 million as of March 31, 2026 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in prior years. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$15,059	1%	$16,024	1%	$17,487	1%
Municipal securities	1,081,102	81%	1,081,002	82%	1,003,985	82%
Residential mortgage-backed and related securities	86,222	7%	68,855	5%	43,194	4%
Asset-backed securities	4,076	1%	4,439	1%	7,764	1%
Other securities	55,845	4%	58,133	5%	66,105	5%
Trading securities	82,728	6%	83,857	6%	82,445	7%
	$1,325,032	100%	$1,312,310	100%	$1,220,980	100%

Securities as a % of total assets	13.78%		13.82%		13.44%
Net unrealized losses as a % of Amortized Cost	(12.48)%		(10.82)%		(11.45)%
Duration (in years)	5.2		5.4		5.6
Annual yield on investment securities (tax equivalent)	5.62%		4.77%		5.24%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 8% on an annualized basis, when adding back the impact from the runoff of m2 loans and leases during the first three months of 2026. The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving*	$376,284	5%	$384,656	5%	$388,479	6%
C&I - other	1,296,273	18%	1,318,866	18%	1,444,119	21%
CRE - owner occupied	588,098	8%	577,352	8%	599,488	9%
CRE - non-owner occupied	1,000,673	14%	1,036,655	15%	1,040,281	15%
Construction and land development*	1,301,630	18%	1,308,422	18%	1,419,208	21%
Multi-family*	1,937,922	27%	1,769,331	25%	1,178,299	17%
Direct financing leases	7,947	-%	9,533	-%	14,773	-%
1-4 family real estate	618,973	8%	603,683	9%	592,127	9%
Consumer	157,700	2%	158,457	2%	146,393	2%
Total loans/leases	$7,285,500	100%	$7,166,955	100%	$6,823,167	100%
Less allowance	(85,459)		(90,127)		(90,354)
Net loans/leases	$7,200,041		$7,076,828		$6,732,813

*     As of March 31, 2026, there were LIHTC multi-family loans held for sale in preparation for securitization totaling $315.6 million and C&I – other loans and construction loans totaling $129.6 million and $77.7 million, respectively, held for sale in preparation for a LIHTC loan sale.  There were no loans held for sale in preparation for securitization or LIHTC loan sales at December 31, 2025 or March 31, 2025. All loans held for sale are performing and pass rated.

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family based on nature of the loan. As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis. At March 31, 2026, approximately 47% of the CRE loan portfolio consisted of LIHTC loans, all of which are performing and all of which are pass rated.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of March 31, 2026:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $229.3 million or 3.1% of total loans at March 31, 2026.

	As of March 31,		As of December 31,		As of March 31,
	2026		2025		2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$2,304,765	47%	$2,196,023	46%	$1,936,708	44%
Lessors of nonresidential buildings	693,826	14%	712,429	15%	683,846	15%
Lessors of residential buildings - non LIHTC	504,216	10%	481,979	10%	499,645	11%
Hotels	190,472	4%	182,383	4%	136,990	3%
New housing for-sale builders	93,169	2%	89,011	2%	68,617	2%
Other *	1,157,682	23%	1,129,364	23%	1,126,551	25%
Other - LIHTC	5,728	-%	9,167	-%	1,447	-%
Total CRE loans	$4,949,858	100%	$4,800,356	100%	$4,453,804	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $62.6 million, or approximately 1.3% of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of March 31,				As of December 31,				As of March 31,
	2026				2025				2025
	Delinquency Status*			% of	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,870,668	$—	$4,870,668	98%	$4,729,162	$37	$4,729,199	98%	$4,366,351	$350	$4,366,701	98%
Special Mention	40,790	—	40,790	1%	34,712	—	34,712	1%	35,017	—	35,017	1%
Substandard	26,793	11,607	38,400	1%	26,923	9,522	36,445	1%	42,652	9,434	52,086	1%
Doubtful	—	—	—	0%	—	—	—	0%	—	—	—	0%
	$4,938,251	$11,607	$4,949,858	100%	$4,790,797	$9,559	$4,800,356	100%	$4,444,020	$9,784	$4,453,804	100%

As a percentage of total CRE portfolio	99.77%	0.23%	100%		99.80%	0.20%	100%		99.78%	0.22%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

The Company’s construction and land development loan portfolio includes the following:

	As of
	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$693,591	53%	$741,531	56%	$1,016,207	72%
Construction (commercial)	532,039	41%	486,156	37%	316,916	22%
Land development	69,107	5%	73,732	6%	78,550	6%
Construction (non-commercial residential)	6,893	1%	7,003	1%	7,535	—%
Total construction and land development	$1,301,630	100%	$1,308,422	100%	$1,419,208	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

The remaining 1-4 family real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and to recognize noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2026		2025		2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$36,893	23%	$43,097	23%	$65,197	23%
Construction - General	13,083	8%	15,105	8%	22,700	8%
Computer Equipment	9,458	6%	10,505	6%	15,052	5%
Trailers	8,998	6%	10,613	6%	17,267	6%
Tractor	8,882	6%	10,465	6%	15,849	5%
Marine - Travelifts	8,407	5%	9,068	5%	11,556	4%
Food Processing Equipment	8,324	5%	9,431	5%	13,920	5%
Manufacturing - General	7,180	4%	8,472	5%	13,405	5%
Manufacturing - CNC	4,633	3%	5,506	3%	7,695	3%
Freightliners	4,422	3%	5,602	3%	11,231	4%
Concrete Equipment	4,281	3%	4,662	2%	5,897	2%
Forklifts	4,037	3%	4,507	2%	6,147	2%
Other *	42,277	25%	50,607	26%	79,067	28%
Total m2 loans and leases	$160,875	100%	$187,640	100%	$284,983	100%

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

Changes in the ACL for loans/leases for the three months ended March 31, 2026 and 2025 are presented as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025

Balance, beginning	$90,127	$89,841
Change in ACL for the transfer of loans to LHFS	(3,450)	—
Provision	2,688	4,743
Charge-offs	(4,447)	(4,944)
Recoveries	541	714
Balance, ending	$85,459	$90,354

Changes in the ACL for OBS exposures for the three ended March 31, 2026 and 2025 are presented as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(dollars in thousands)

Balance, beginning	$7,138	$8,273
Provisions (credited) to expense	(234)	(509)
Balance, ending	$6,904	$7,764

The Company recorded a negative provision on credit losses related to OBS exposures in the first quarter of 2026 of $234 thousand. The balance primarily fluctuates with changes in the balance of unfunded commitments. At March 31, 2026, the allowance for OBS exposures was $6.9 million.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	March 31, 2026	December 31, 2025	March 31, 2025

	(dollars in thousands)

Special Mention	$82,819	$74,765	$55,327
Substandard/Classified loans***	63,491	64,142	85,033
Doubtful/Classified loans***	—	—	—
Criticized Loans **	$146,310	$138,907	$140,360

Criticized Loans as a % of Total Loans/Leases	2.01%	1.94%	2.06%
Classified Loans as a % of Total Loans/Leases	0.87%	0.89%	1.25%

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

Criticized loans as a percentage of loans and leases increased 5% while classified loans as a percentage of loans and leases decreased 1% from December 31, 2025 to March 31, 2026 due to certain large loans that were paid off. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
ACL for loans/leases / Total loans/leases held for investment	1.26%	1.26%	1.32%
ACL for loans/leases / NPLs	204.16%	213.08%	189.76%

Although management believes that the ACL at March 31, 2026 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality remains a cornerstone of the Company’s strategy.  Sustainable, profitable growth depends on maintaining that quality.  The Company consistently directs focused efforts across its subsidiary banks and equipment financing company to strengthen and improve the overall loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025

	(dollars in thousands)

Nonaccrual loans/leases (1)	$41,823	$42,212	$47,259
Accruing loans/leases past due 90 days or more	35	85	356
Total NPLs	41,858	42,297	47,615
OREO	540	540	402
Other repossessed assets	500	500	122
Total NPAs	$42,898	$43,337	$48,139

NPLs to total loans/leases	0.57%	0.59%	0.70%
NPAs to total loans/leases plus repossessed property	0.59%	0.60%	0.71%
NPAs to total assets	0.45%	0.45%	0.53%
Nonaccrual loans/leases to total loans/leases	0.57%	0.59%	0.69%
ACL to nonaccrual loans	204.33%	213.51%	191.19%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at March 31, 2026 were $42.9 million, a decrease of $439 thousand from December 31, 2025, and a decrease of $5.2 million from March 31, 2025.  The ratio of NPAs to total assets was 0.45% at March 31, 2026 and December 31, 2025, and a decrease from 0.53% at March 31, 2025.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Total deposits increased by $356.7 million during the first quarter of 2026.

The table below presents the composition of the Company's deposit portfolio:

	As of
	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$987,514	13%	$950,977	13%	$963,851	13%
Interest bearing demand deposits	5,629,924	72%	5,190,974	70%	5,119,601	70%
Time deposits	968,914	12%	1,035,317	14%	951,606	13%
Brokered deposits	184,498	2%	236,930	3%	302,332	4%
	$7,770,850	100%	$7,414,198	100%	$7,337,390	100%

The Company actively participates in the ICS/CDARS program, a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.6 billion, or 33.1% of all deposits, as of March 31, 2026.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.9 billion and $1.6 billion as of March 31, 2026 and 2025, respectively.

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

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025

	(dollars in thousands)

Federal funds purchased	$1,950	$2,650	$2,050

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
	(dollars in thousands)

Term FHLB advances	$10,609	$10,383	$145,383
Overnight FHLB advances	15,000	235,000	—
	$25,609	$245,383	$145,383

The Company had a decrease in overnight FHLB advances of $220.0 million from December 31, 2025 to March 31, 2026.  The decrease was primarily due to strong deposit growth resulting in lower overnight FHLB funding needs during the first quarter of 2026.

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

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	March 31, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2026	$48,034	4.01%	$320,520	4.02%
2027	42,363	4.05	42,348	4.05
2028	52,538	3.99	52,519	3.99
2029	66,946	3.30	66,926	3.30
2030	—	—	—	—
Thereafter	226	0.00	—	—
Total Wholesale Funding	$210,107	3.79%	$482,313	3.92%

During the first three months of 2026, wholesale funding decreased $272.2 million due to deposit growth.

The Company renewed its revolving credit note in the second quarter of 2025.  At renewal, the available amount under the line of credit increased from $50.0 million to $60.0 million for which there was no outstanding balance as of March 31, 2026.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50%, or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of each of the Company’s bank subsidiaries.

The Company had other borrowings totaling $107.5 million as of March 31, 2026. In August 2025, the Company pledged a portion of its HTM municipal securities in exchange for term borrowings through a repurchase agreement. The repurchase agreements are reported as secured borrowings as we maintain effective control of the financed assets.  There were no other borrowings as of March 31, 2026.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had subordinated notes totaling $234.2 million and $233.6 million as of March 31, 2026 and 2025, respectively.

The Company had junior subordinated debentures totaling $49.0 million and $48.9 million as of March 31, 2026 and 2025, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025

	(dollars in thousands)

Common stock	$16,496	$16,691	$16,920
Additional paid in capital	368,522	372,851	375,111
Retained earnings	789,909	773,353	689,953
AOCI	(52,463)	(50,584)	(59,237)
Total stockholders' equity	$1,122,464	$1,112,311	$1,022,747

TCE / TA ratio (non-GAAP)*	10.31%	10.33%	9.78%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of March 31, 2026 and 2025, no preferred stock was outstanding.

On October 20, 2025, the board of directors of the Company approved a new share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new share repurchase program does not have an expiration date. The share repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the share repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $119.3 million and $262.9 million at March 31, 2026 and 2025, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At March 31, 2026, the subsidiary banks had 26 lines of credit totaling $918.7 million with upstream correspondent banks, of which $477.9 million was secured and $440.8 million was unsecured. At March 31, 2026, the Company had the full $918.7 million available under these lines of credit.

At December 31, 2025, the subsidiary banks had 26 lines of credit totaling $930.7 million, of which $489.9 million was secured and $440.8 million was unsecured. At December 31, 2025, $930.7 million was available under these lines of credit.

The Company has emphasized growing the number and amount of available lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $60.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2026.  At March 31, 2026, the full $60.0 million was available.

As of March 31, 2026, the Company had $1.4 billion in actual correspondent banking deposits spread over 190 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $115.3 million during the first three months of 2026, compared to $123.5 million for the same period of 2025. The net decrease in federal funds sold was $22.2 million for the first three months of 2026, compared to a net decrease of $18.3 million for the same period of 2025. The net decrease in interest-bearing deposits at financial institutions was $8.1 million for the first three months of 2026, compared to a net increase of $73.4 million for the same period of 2025. Proceeds from calls, maturities, and paydowns of securities were $16.9 million for the first three months of 2026, compared to $24.0 million for the same period of 2025. Purchases of securities used cash of $33.8 million for the first three months of 2026, compared to $48.3 million for the same period of 2025. There were no proceeds from the sale of securities for the first three months of 2026 and 2025. The net increase in loans/leases used cash of $125.6 million for the first three months of 2026 compared to a net increase in loans of $41.5 million for the same period of 2025.

Financing activities provided cash of $114.4 million for the first three months of 2026, compared to $134.3 million for same period of 2025.  Net increases in deposits totaled $356.7 million for the first three months of 2026, compared to net increases in deposits of $276.2 million for the same period of 2025. During the first three months of 2026, the Company's short-term borrowings decreased $700 thousand compared to an increase in short-term borrowings of $250 thousand for the same period of 2025. Net decrease in overnight advances totaled $220.0 million for the first three months of 2026 as compared to net decrease of $140.0 million for the same period of 2025. Repurchase and cancellation of shares in the first three months of 2026 totaled $20.8 million, as compared to no repurchase and cancellation of shares in the first three months of 2025.

Total cash provided by operating activities was $4.4 million for the first three months of 2026, compared to net cash used by operating activities of $3.6 million for the same period of 2025.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

As of March 31, 2026 and December 31, 2025, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “bode,” “predict,” “suggest,”  “project,” “appear,” “plan,” “intend,” “estimate,” “annualize,” “may,” “will,” “would,” “could,” “should,” “likely,” “might,” “potential,” “continue,” “annualized,” “target,” “outlook,” as well as the negative forms of those words or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

Forward-looking statements are not historical facts but instead represent management’s current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Actual results may differ, possibly materially, from those currently expected or projected in these forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by forward-looking statements. A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, but are not limited to:

●	The strength of the local, state, national and international economies and financial markets, including effects of inflationary pressures, global energy market conditions, the threat or implementation of tariffs, immigration enforcement and changes in foreign policy.
●	Changes in, and the interpretation and prioritization of, local, state and federal laws, regulations and governmental policies, including executive orders.
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, military conflicts, acts of war or threats thereof (including the Russian invasion of Ukraine and ongoing conflicts in the Middle East), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	New or revised accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	The imposition of tariffs or other governmental policies impacting the value of products produced by the Company’s commercial borrowers.
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions, private credit firms, fintech companies, and digital asset service providers, and the inability to attract new customers.
●	Rapid technological changes implemented by us and our third-party vendors, including the development and implementation of tools incorporating artificial intelligence.
●	Unexpected results of acquisitions, including failure to realize the anticipated benefits of the acquisitions and the possibility that transaction and integration costs may be greater than anticipated.
●	The loss of key executives and employees, talent shortages and employee turnover.
●	Changes in consumer spending.
●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.
●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates.
●	Credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).
●	The overall health of the local and national real estate market.
●	The ability to maintain an adequate level of allowance for credit losses on loans.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds.
●	The level of non-performing assets on our balance sheet.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	The occurrence of fraudulent activity, breaches or failures of the Company’s or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud.
●	Changes in the interest rates and repayment rates of the Company’s assets.
●	The effectiveness of our risk management framework.
●	The ability of the Company to manage the risks associated with the foregoing.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE IN YEAR 1
		As of March 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2026	2025

300 basis point downward parallel shock	(30.0)%	2.3%	0.9%
200 basis point downward parallel shift	(10.0)%	0.7%	0.5%
200 basis point upward parallel shift	(10.0)%	(1.0)%	(0.6)%
300 basis point upward parallel shock	(30.0)%	(3.8)%	(1.9)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2026 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2026. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

Other than as set forth below, there have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the other risks and uncertainties related to the Company’s business.

Litigation and regulatory actions could subject the Company to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on the Company’s business activities.

The Company’s business is subject to increased litigation and regulatory risks because of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified in recent years, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.

In the normal course of business, from time to time, the Company and its subsidiaries have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with their current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. The outcomes of legal actions such as these are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of any estimates, established accruals or the range of reasonably possible losses. It is possible that the ultimate resolution of any such matter, if unfavorable, may be material to the Company’s results of operations for any particular period. Any exposure of the Company to significant financial liability or reputational harm may adversely impact demand for the Company’s products and services or otherwise have a material adverse effect on its reputation, business, financial condition, results of operations and growth prospects. For example, CSB was named as a defendant in a proposed class action lawsuit with respect to overdraft fees. Additional information regarding this litigation is included in Note 12 to the Consolidated Financial Statements.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On October 20, 2025, the board of directors of the Company approved a new share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new share repurchase program does not have an expiration date.

			Total number of shares	Maximum number
			purchased as part of	of shares that may still
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2026	36,069	86.10	185,525	1,514,475
February 1-28, 2026	29,576	90.28	215,101	1,484,899
March 1-31, 2026	181,644	83.68	396,745	1,303,255

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and March 31, 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and March 31, 2025; (iv) Consolidated Statements of Changes in Stockholders' Equity for the

three months ended March 31, 2026 and March 31, 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 8, 2026	/s/ Todd A. Gipple
Todd A. Gipple
President & Chief Executive Officer

Date	May 8, 2026	/s/ Nick W. Anderson
Nick W. Anderson
Chief Financial Officer

Date	May 8, 2026	/s/ Brittany N. Whitfield
Brittany N. Whitfield
Chief Accounting Officer