Form 10-Q
period 2026-06-30
QCR HOLDINGS INC
filed 2026-08-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of July 31, 2026, the Registrant had outstanding 16,375,614 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Assets
Cash and due from banks	$111,342	$76,494
Federal funds sold	19,700	23,150
Interest-bearing deposits at financial institutions	60,708	53,249

Securities held to maturity, at amortized cost (including securities pledged on other borrowings of $168,156 and $176,632, respectively, net of allowance for credit losses)	991,452	948,676
Securities available for sale, at fair value	293,989	279,777
Securities trading, at fair value	115,967	83,857
Total securities	1,401,408	1,312,310

Loans receivable held for sale	3,731	1,429
Loans/leases receivable held for investment	7,029,199	7,165,526
Gross loans/leases receivable	7,032,930	7,166,955
Less allowance for credit losses	(87,185)	(90,127)
Net loans/leases receivable	6,945,745	7,076,828

Bank-owned life insurance	114,563	112,937
Premises and equipment, net	236,130	215,411
Restricted investment securities	35,211	33,489
Other real estate owned, net	350	540
Goodwill	138,595	138,595
Intangibles	7,068	8,080
Derivatives	211,178	188,409
Other assets	238,645	258,702
Total assets	$9,520,643	$9,498,194

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,024,247	$950,977
Interest-bearing	6,393,087	6,463,221
Total deposits	7,417,334	7,414,198

Short-term borrowings	8,907	2,650
Federal Home Loan Bank advances	268,609	245,383
Other borrowings	99,430	107,395
Subordinated notes	234,312	234,122
Junior subordinated debentures	49,057	48,991
Derivatives	131,921	137,051
Other liabilities	161,316	196,093
Total liabilities	8,370,886	8,385,883

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 30, 2026 and December 31, 2025 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 30, 2026 - 16,367,268 shares issued and outstanding December 31, 2025 - 16,690,603 shares issued and outstanding	16,367	16,691
Additional paid-in capital	367,018	372,851
Retained earnings	814,481	773,353
Accumulated other comprehensive loss:
Securities available for sale	(33,558)	(35,655)
Derivatives	(14,551)	(14,929)
Total stockholders' equity	1,149,757	1,112,311
Total liabilities and stockholders' equity	$9,520,643	$9,498,194

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2026 and 2025

	2026	2025

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$77,584	$75,122
Nontaxable	24,520	27,747
Securities:
Taxable	4,755	4,805
Nontaxable	12,244	10,158
Interest-bearing deposits at financial institutions	1,353	1,634
Restricted investment securities	519	622
Federal funds sold	52	159
Total interest and dividend income	121,027	120,247

Interest expense:
Deposits	46,794	51,013
Short-term borrowings	31	15
Federal Home Loan Bank advances	1,383	2,853
Other borrowings	1,264	—
Subordinated notes	2,923	3,599
Junior subordinated debentures	716	685
Total interest expense	53,111	58,165
Net interest income	67,916	62,082
Provision for credit losses	4,708	4,043
Net interest income after provision for credit losses	63,208	58,039

Noninterest income:
Trust fees	4,281	3,395
Investment advisory and management fees	1,551	1,254
Deposit service fees	2,115	2,187
Gains on sales of residential real estate loans, net	507	556
Capital markets revenue	15,392	9,869
Earnings on bank-owned life insurance	1,025	998
Debit card fees	1,752	1,648
Correspondent banking fees	747	699
Loan related fee income	1,066	1,096
Fair value gain on derivatives and trading securities	802	230
Other	189	183
Total noninterest income	29,427	22,115

Noninterest expense:
Salaries and employee benefits	32,120	28,474
Occupancy and equipment expense	7,342	6,837
Professional and data processing fees	5,597	6,089
FDIC insurance, other insurance and regulatory fees	1,973	1,960
Loan/lease expense	291	407
Net cost of (income from) and losses/(gains) on operations of other real estate	(11)	50
Advertising and marketing	1,822	1,746
Communication and data connectivity	243	274
Supplies	265	252
Bank service charges	711	720
Correspondent banking expense	335	314
Intangibles amortization	506	661
Payment card processing	496	547
Trust expense	455	413
Other	1,012	839
Total noninterest expense	53,157	49,583
Net income before income taxes	39,478	30,571
Federal and state income tax expense	3,227	1,552
Net income	$36,251	$29,019

Basic earnings per common share	$2.20	$1.71
Diluted earnings per common share	$2.19	$1.71

Weighted average common shares outstanding	16,489,987	16,928,542
Weighted average common and common equivalent shares outstanding	16,569,815	17,006,282

Cash dividends declared per common share	$0.10	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2026 and 2025

	2026	2025

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$154,241	$149,210
Nontaxable	49,978	54,095
Securities:
Taxable	9,717	9,393
Nontaxable	23,312	19,370
Interest-bearing deposits at financial institutions	2,841	3,438
Restricted investment securities	904	1,156
Federal funds sold	125	258
Total interest and dividend income	241,118	236,920

Interest expense:
Deposits	92,349	101,400
Short-term borrowings	58	33
Federal Home Loan Bank advances	1,680	4,849
Other borrowings	2,431	—
Subordinated notes	7,843	7,201
Junior subordinated debentures	1,403	1,369
Total interest expense	105,764	114,852
Net interest income	135,354	122,068
Provision for credit losses	7,162	8,277
Net interest income after provision for credit losses	128,192	113,791

Noninterest income:
Trust fees	8,175	7,081
Investment advisory and management fees	3,090	2,508
Deposit service fees	4,088	4,370
Gains on sales of residential real estate loans, net	1,121	853
Capital markets revenue	26,093	16,385
Earnings on bank-owned life insurance	1,956	1,522
Debit card fees	3,411	3,136
Correspondent banking fees	1,440	1,313
Loan related fee income	2,016	1,994
Fair value loss on derivatives and trading securities	(67)	(777)
Other	1,056	622
Total noninterest income	52,379	39,007

Noninterest expense:
Salaries and employee benefits	63,509	55,838
Occupancy and equipment expense	14,821	13,292
Professional and data processing fees	10,759	11,233
FDIC insurance, other insurance and regulatory fees	4,045	3,930
Loan/lease expense	397	788
Net cost of and losses on operations of other real estate	5	41
Advertising and marketing	3,597	3,359
Communication and data connectivity	445	564
Supplies	498	459
Bank service charges	1,375	1,316
Correspondent banking expense	668	643
Intangibles amortization	1,012	1,322
Payment card processing	1,004	1,141
Trust expense	929	770
Other	2,218	1,426
Total noninterest expense	105,282	96,122
Net income before income taxes	75,289	56,676
Federal and state income tax expense	5,655	1,860
Net income	$69,634	$54,816

Basic earnings per common share	$4.20	$3.24
Diluted earnings per common share	$4.18	$3.22

Weighted average common shares outstanding	16,570,898	16,914,663
Weighted average common and common equivalent shares outstanding	16,655,678	17,010,136

Cash dividends declared per common share	$0.20	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025

	(dollars in thousands)

Net income	$36,251	$29,019

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	5,901	(4,596)
	5,901	(4,596)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(174)	2,409
	(174)	2,409

Other comprehensive income (loss), before tax	5,727	(2,187)
Tax expense (benefit)	1,373	(516)
Other comprehensive income (loss), net of tax	4,354	(1,671)

Comprehensive income	$40,605	$27,348

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)

Net income	$69,634	$54,816

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	2,771	(7,897)
	2,771	(7,897)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	458	6,277
	458	6,277

Other comprehensive income (loss), before tax	3,229	(1,620)
Tax expense (benefit)	754	(353)
Other comprehensive income (loss), net of tax	2,475	(1,267)

Comprehensive income	$72,109	$53,549

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2026 and 2025

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2025	$16,691	$372,851	$773,353	$(50,584)	$1,112,311
Net income	—	—	33,383	—	33,383
Other comprehensive loss, net of tax	—	—	—	(1,879)	(1,879)
Common cash dividends declared, $0.10 per share	—	—	(1,674)	—	(1,674)
Repurchase and cancellation of 247,289 shares of common stock
as a result of a share repurchase program	(247)	(5,442)	(15,153)	—	(20,842)
Stock-based compensation expense	—	1,053	—	—	1,053
Issuance of common stock under employee benefit plans	52	60	—	—	112
Balance, March 31, 2026	$16,496	$368,522	$789,909	$(52,463)	$1,122,464
Net income	—	—	36,251	—	36,251
Other comprehensive loss, net of tax	—	—	—	4,354	4,354
Repurchase and cancellation of 149,639 shares of common stock
as a result of a share repurchase program	(150)	(3,293)	(10,027)	—	(13,470)
Common cash dividends declared, $0.10 per share	—	—	(1,652)	—	(1,652)
Stock-based compensation expense	—	690	—	—	690
Issuance of common stock under employee benefit plans	21	1,099	—	—	1,120
Balance, June 30, 2026	$16,367	$367,018	$814,481	$(48,109)	$1,149,757

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income/(Loss)	Total

	(dollars in thousands)

Balance December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387
Net income	—	—	25,797	—	25,797
Other comprehensive income, net of tax	—	—	—	404	404
Common cash dividends declared, $0.06 per share	—	—	(1,015)	—	(1,015)
Stock-based compensation expense	—	1,299	—	—	1,299
Issuance of common stock under employee benefit plans	38	(1,163)	—	—	(1,125)
Balance, March 31, 2025	$16,920	$375,111	$689,953	$(59,237)	$1,022,747
Net income	—	—	29,019	—	29,019
Other comprehensive loss, net of tax	—	—	—	(1,671)	(1,671)
Common cash dividends declared, $0.06 per share	—	—	(1,016)	—	(1,016)
Stock-based compensation expense	—	622	—	—	622
Issuance of common stock under employee benefit plans	15	838	—	—	853
Balance, June 30, 2025	$16,935	$376,571	$717,956	$(60,908)	$1,050,554

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2026 and 2025

	2026	2025

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,634	$54,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,974	4,515
Provision for credit losses	7,162	8,277
Stock-based compensation expense	1,743	1,920
Deferred compensation expense accrued	3,314	2,982
Gains on other real estate owned, net	—	(31)
Amortization of securities premiums/discounts, net	1,065	400
Fair value loss on derivatives and trading securities	67	777
Ineffectiveness on fair value hedges	7	16
Loans originated for sale	(46,141)	(39,310)
Proceeds on sales of loans	206,671	41,245
Gains on sales of residential real estate loans	(1,121)	(853)
Proceeds from loan securitizations	247,702	—
Net loss on loan securitizations	1,272	—
Net loss on LIHTC construction loan sales	287	—
Losses on sales and disposals of premises and equipment	1	—
Amortization of intangibles	1,012	1,322
Accretion of acquisition fair value adjustments, net	(920)	(268)
Increase in cash value of bank-owned life insurance	(1,858)	(1,522)
Gain on bank-owned life insurance proceeds	(98)	—
Increase (decrease) in other assets	19,258	(5,328)
Increase in other liabilities	(38,143)	(30,282)
Net cash provided by operating activities	$475,888	$38,676

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	3,450	150
Net (increase) decrease in interest-bearing deposits at financial institutions	(32,847)	24,738
Proceeds from sales of other real estate owned	190	740
Activity in securities portfolio:
Purchases	(95,782)	(119,930)
Calls, maturities and redemptions	38,222	31,081
Paydowns	2,931	17,535
Activity in restricted investment securities:
Purchases	(3,866)	(64)
Redemptions	2,144	2,585
Proceeds from bank-owned life insurance	330	—
Net increase in loans/leases originated and held for investment	(318,786)	(149,755)
Purchase of premises and equipment	(25,694)	(27,135)
Net cash used in investing activities	$(429,708)	$(220,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	3,136	257,166
Net increase (decrease) in short-term borrowings	6,257	(450)
Activity in Federal Home Loan Bank advances:
Term advances	226	—
Net change in short-term and overnight advances	23,000	(60,000)
Activity in other borrowings:
Repayments	(8,185)	—
Payment of cash dividends on common stock	(2,686)	(2,028)
Proceeds from issuance of common stock, net	1,232	(272)
Repurchase and cancellation of common stock	(34,312)	—
Net cash provided by (used in) financing activities	$(11,332)	$194,416

Net increase in cash and due from banks	34,848	13,037

Cash and due from banks, beginning	76,494	91,732
Cash and due from banks, ending	$111,342	$104,769

	2026	2025

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$108,150	$116,887
Income/franchise taxes	2,827	249

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	2,075	(2,058)
Transfers of loans to other real estate owned	—	110
Transfer of loans to held for sale for securitizations in preparation	281,737	—
Transfer of loans to held for sale for LIHTC construction loan sale	161,711	—
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	24,019	(60)
Dividends payable	1,652	1,016

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026, or for any other period.

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2026 and December 31, 2025 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
June 30, 2026:
Securities HTM:
Municipal securities	$960,475	$(272)	$25,085	$(144,967)	$840,321
Corporate securities	30,209	(9)	1,620	—	31,820
Other securities	1,050	(1)	—	(2)	1,047
	$991,734	$(282)	$26,705	$(144,969)	$873,188

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$15,725	$—	$2	$(1,799)	$13,928
Residential mortgage-backed and related securities	93,014	—	375	(4,874)	88,515
Municipal securities	203,187	—	13	(37,619)	165,581
Asset-backed securities	3,685	—	84	—	3,769
Corporate securities	22,582	—	119	(505)	22,196
	$338,193	$—	$593	$(44,797)	$293,989

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$918,189	$(272)	$23,402	$(117,074)	$824,245
Corporate securities	29,719	(9)	2,660	—	32,370
Other securities	1,050	(1)	—	(1)	1,048
	$948,958	$(282)	$26,062	$(117,075)	$857,663

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$17,775	$—	$4	$(1,755)	$16,024
Residential mortgage-backed and related securities	72,951	—	151	(4,247)	68,855
Municipal securities	203,613	—	27	(40,555)	163,085
Asset-backed securities	4,345	—	94	—	4,439
Corporate securities	28,068	—	148	(842)	27,374
	$326,752	$—	$424	$(47,399)	$279,777

The Company's HTM municipal securities consist largely of private issues of municipal debt. The large majority of the municipalities are located within the greater Midwest. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company's residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in private mortgage-backed securities or pooled trust preferred securities.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026, and December 31, 2025, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2026:
Securities HTM:
Municipal securities	$111,482	$(51,487)	$281,630	$(93,480)	$393,112	$(144,967)
Other securities	547	(2)	—	—	547	(2)
	$112,029	$(51,489)	$281,630	$(93,480)	$393,659	$(144,969)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$—	$—	$13,431	$(1,799)	$13,431	$(1,799)
Residential mortgage-backed and related securities	39,274	(1,088)	30,442	(3,786)	69,716	(4,874)
Municipal securities	1,391	(5)	161,664	(37,614)	163,055	(37,619)
Corporate securities	2,145	(24)	15,234	(481)	17,379	(505)
	$42,810	$(1,117)	$220,771	$(43,680)	$263,581	$(44,797)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$88,718	$(52,445)	$316,672	$(64,629)	$405,390	$(117,074)
Other securities	549	(1)	—	—	549	(1)
	$89,267	$(52,446)	$316,672	$(64,629)	$405,939	$(117,075)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$48	$(1)	$13,663	$(1,754)	$13,711	$(1,755)
Residential mortgage-backed and related securities	16,167	(592)	32,137	(3,655)	48,304	(4,247)
Municipal securities	636	(9)	159,146	(40,546)	159,782	(40,555)
Corporate securities	1,491	(25)	18,802	(817)	20,293	(842)
	$18,342	$(627)	$223,748	$(46,772)	$242,090	$(47,399)

As of June 30, 2026, the investment portfolio included 683 securities. Of this number, 518 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 14.3% of the total amortized cost of the portfolio. Of these 518 securities, there were 438 securities that were in an unrealized loss position for twelve months or more. Management has concluded unrealized losses as of June 30, 2026 were temporary due to the changing interest rate environment.

There was no allowance for credit losses for available for sale securities for each of the three and six months ended June 30, 2026 and 2025. The following tables present the activity in the allowance for credit losses for held to maturity securities by major security type for the three and six months ended June 30, 2026 and 2025:

Three Months Ended
	June 30, 2026				June 30, 2025
	Securities HTM				Securities HTM
	Municipal	Corporate	Other		Municipal	Corporate	Other
	securities	securities	securities	Total	securities	securities	securities	Total

(dollars in thousands)
Allowance for credit losses:
Beginning balance	$272	$9	$1	$282	$254	$8	$1	$263
Provision	—	—	—	—	—	—	—	—
Balance, ending	$272	$9	$1	$282	$254	$8	$1	$263

Six Months Ended
	June 30, 2026				June 30, 2025
	Securities HTM				Securities HTM
	Municipal	Corporate	Other		Municipal	Other	Other
	securities	securities	securities	Total	securities	securities	securities	Total

(dollars in thousands)
Allowance for credit losses:
Beginning balance	$272	9	$1	$282	$254	$8	$1	$263
Provision for credit loss expense	—	—	—	—	—	—	—	—
Balance, ending	$272	9	$1	$282	$254	$8	$1	$263

Trading securities had a fair value of $116.0 million as of June 30, 2026 and $83.9 million as of December 31, 2025 and consisted of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in prior years. The change in fair value on trading securities for the six months ended June 30, 2026 and 2025 was a net loss of $45 thousand and $77 thousand, respectively. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications during either the three or six months ended June 30, 2026 or 2025.

There were no sales of securities during either the three and six months ended June 30, 2026 or 2025.

The amortized cost and fair value of securities as of June 30, 2026 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$565	$564
Due after one year through five years	48,500	48,064
Due after five years	942,669	824,560
	$991,734	$873,188
Securities AFS:
Due in one year or less	$380	$379
Due after one year through five years	15,832	15,298
Due after five years	225,282	186,028
	241,494	201,705
Residential mortgage-backed and related securities	93,014	88,515
Asset-backed securities	3,685	3,769
	$338,193	$293,989

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of June 30, 2026:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$30,209	$31,820
Corporate securities	199,660	190,255
	$229,869	$222,075

Securities AFS:
Municipal securities	$202,664	$165,067
Corporate securities	21,121	20,726
	$223,785	$185,793

As of June 30, 2026, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 80 issuers with fair values totaling $106.5 million and revenue bonds, issued by 160 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $898.6 million. The Company also held investments in general obligation bonds in 18 states, including nine states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

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

The Company monitors the investments and concentration closely. Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2026 and December 31, 2025, the Company did not hold general obligation bonds of any single issuer, that in aggregate exceed 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by its four subsidiary banks, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of June 30, 2026, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2026, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

The following table summarizes the fair value of investment securities pledged and held under derivatives, public deposits, short-term borrowings and other borrowings as of June 30, 2026 and December 31, 2025:

	June 30. 2026	December 31, 2025

	(dollars in thousands)
Derivatives:
U.S. govt. sponsored agency securities	$11,198	$11,268
Residential mortgage-backed and related securities	45,561	36,565
Municipal securities	143,168	142,065
	199,927	189,898
Public deposits:
U.S. govt. sponsored agency securities	1,265	1,338
Residential mortgage-backed and related securities	1,784	1,985
	3,049	3,323
Other borrowings:
Municipal securities*	138,515	161,329
	138,515	161,329
Total investments pledged:
U.S. govt. sponsored agency securities	12,463	12,606
Residential mortgage-backed and related securities	47,345	38,550
Municipal securities	281,683	303,394
	$341,491	$354,550

* Municipal securities with an amortized cost of $168.2 million and $176.6 million were pledged on secured borrowings as of June 30, 2026 and December 31, 2025, respectively.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2026 and December 31, 2025 is presented as follows:

	June 30, 2026	December 31, 2025

	(dollars in thousands)
C&I:
C&I - revolving	$407,419	$384,656
C&I - other *	1,209,913	1,318,866
	1,617,332	1,703,522

CRE - owner occupied	589,928	577,352
CRE - non-owner occupied	966,873	1,036,655
Construction and land development	1,205,553	1,308,422
Multi-family	1,871,240	1,769,331
Direct financing leases**	6,382	9,533
1-4 family real estate***	613,664	603,683
Consumer	161,958	158,457
	7,032,930	7,166,955
Allowance for credit losses	(87,185)	(90,127)
	$6,945,745	$7,076,828
Direct financing leases:
Net minimum lease payments to be received	$6,808	$10,076
Estimated unguaranteed residual values of leased assets	—	165
Unearned lease/residual income	(426)	(708)
	6,382	9,533
Less allowance for credit losses	(212)	(311)
	$6,170	$9,222

*      Includes equipment financing agreements outstanding through m2, totaling $128.7 million and $178.1 million as of June 30, 2026 and December 31, 2025, respectively.

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

*** Includes residential real estate loans held for sale totaling $3.7 million and $1.4 million as of June 30, 2026 and December 31, 2025, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $29.9 million and $32.8 million at June 30, 2026 and December 31, 2025, respectively, and was included in Other Assets on the consolidated balance sheets.

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2026 and December 31, 2025 is presented as follows and all loans held for sale are current:

	As of June 30, 2026
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$406,582	$—	$15	$—	$822	$407,419
C&I - other	1,182,150	3,096	1,055	1	23,611	1,209,913
CRE - owner occupied	587,351	380	—	—	2,197	589,928
CRE - non-owner occupied	963,856	—	—	—	3,017	966,873
Construction and land development	1,200,631	804	—	—	4,118	1,205,553
Multi-family	1,868,907	—	—	—	2,333	1,871,240
Direct financing leases	6,323	—	20	—	39	6,382
1-4 family real estate	608,946	—	1,997	—	2,721	613,664
Consumer	161,443	234	—	—	281	161,958
	$6,986,189	$4,514	$3,087	$1	$39,139	$7,032,930

As a percentage of total loan/lease portfolio	99.34%	0.06%	0.04%	0.00%	0.56%	100.00%

	As of December 31, 2025
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I
C&I - revolving	$363,820	$19,972	$—	$—	$864	$384,656
C&I - other	1,284,558	3,755	1,915	3	28,635	1,318,866
CRE - owner occupied	575,669	1,277	—	—	406	577,352
CRE - non-owner occupied	1,033,991	—	—	—	2,664	1,036,655
Construction and land development	1,304,238	—	66	—	4,118	1,308,422
Multi-family	1,735,026	31,972	—	—	2,333	1,769,331
Direct financing leases	8,346	1,133	—	—	54	9,533
1-4 family real estate	597,924	2,760	192	82	2,725	603,683
Consumer	157,962	24	58	—	413	158,457
	$7,061,534	$60,893	$2,231	$85	$42,212	$7,166,955

As a percentage of total loan/lease portfolio	98.53%	0.85%	0.03%	0.00%	0.59%	100.00%

NPLs by classes of loans/leases as of June 30, 2026 and December 31, 2025 are presented as follows and all loans held for sale are performing and not included in this table:

	As of June 30, 2026
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$822	$822	2%
C&I - other	1	15,712	7,899	23,612	60
CRE - owner occupied	—	581	1,616	2,197	6
CRE - non-owner occupied	—	3,017	—	3,017	8
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	6
Direct financing leases	—	39	—	39	-
1-4 family real estate	—	2,236	485	2,721	7
Consumer	—	281	—	281	1
	$1	$28,317	$10,822	$39,140	100%

	As of December 31, 2025
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$864	$864	2%
C&I - other	3	19,678	8,957	28,638	68
CRE - owner occupied	—	406	—	406	1
CRE - non-owner occupied	—	2,664	—	2,664	6
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	5
Direct financing leases	—	54	—	54	0
1-4 family real estate	82	2,409	316	2,807	7
Consumer	—	413	—	413	1
	$85	$32,075	$10,137	$42,297	100%

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2026 or 2025.

	Three Months Ended June 30, 2026
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,726	$23,007	$6,519	$11,725	$15,415	$17,908	$5,415	$1,744	$85,459
Change in ACL for writedown of LHFS to fair value	—		—	—	—	374	—		374
Provision	204	1,661	5,856	(1,180)	(2,030)	549	(358)	(50)	4,652
Charge-offs	—	(3,563)	—	—	—	—	—	(10)	(3,573)
Recoveries	37	229	—	—	—	—	—	7	273
Balance, ending	$3,967	$21,334	$12,375	$10,545	$13,385	$18,831	$5,057	$1,691	$87,185

	Six Months Ended June 30, 2026
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,747	$27,684	$6,324	$11,457	$15,397	$18,860	$4,986	$1,672	$90,127
Change in ACL for the transfer of loans to LHFS	—	—	—	—	—	(3,076)	—	—	(3,076)
Provision	147	980	5,964	(912)	(2,012)	3,047	80	46	7,340
Charge-offs	(3)	(7,964)	—	—	—	—	(9)	(44)	(8,020)
Recoveries	76	634	87	—	—	—	—	17	814
Balance, ending	$3,967	$21,334	$12,375	$10,545	$13,385	$18,831	$5,057	$1,691	$87,185

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $263 thousand, negative provision of $46 thousand, charge-offs of $5 thousand and no recoveries. The ACL on leases was $212 thousand as of June 30, 2026.

** included within the C&I – Other column are ACL on leases with a beginning balance of $311 thousand, negative provision of $320 thousand, charge -offs of $5 thousand and recoveries of $226 thousand.  The ACL on leases was $212 thousand as of June 30, 2026.

	Three Months Ended June 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,952	$31,845	$7,141	$11,061	$16,760	$12,968	$5,095	$1,532	$90,354
Provision	(155)	3,972	(400)	(445)	1,161	574	(115)	75	4,667
Charge-offs	—	(6,470)	—	10	—	—	—	(30)	(6,490)
Recoveries	—	175	—	—	24	—	—	2	201
Balance, ending	$3,797	$29,522	$6,741	$10,626	$17,945	$13,542	$4,980	$1,579	$88,732

	Six Months Ended June 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,856	$34,002	$7,147	$11,137	$15,099	$12,173	$4,934	$1,493	$89,841
Provisions	(59)	6,071	(406)	(521)	2,763	1,369	72	121	9,410
Charge-offs	—	(11,348)	—	10	—	—	(26)	(70)	(11,434)
Recoveries	—	797	—	—	83	—	—	35	915
Balance, ending	$3,797	$29,522	$6,741	$10,626	$17,945	$13,542	$4,980	$1,579	$88,732

*    Included within the C&I – Other column are ACL on leases with a beginning balance of $485 thousand, negative provision of $33 thousand, charge-offs of $30 thousand and recoveries of $1 thousand. The ACL on leases was $423 thousand as of June 30, 2025.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $580 thousand, provision of $54 thousand, charge-offs of $221 thousand and recoveries of $10 thousand. The ACL on leases was $423 thousand as of June 30, 2025.

The composition of the ACL on loans/leases held for investment by portfolio segment based on evaluation method as of June 30, 2026 and December 31, 2025 are as follows:

	As of June 30, 2026
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$6,334	$401,085	$407,419	$247	$3,720	$3,967
C&I - other*	27,805	1,188,490	1,216,295	5,774	15,560	21,334
	34,139	1,589,575	1,623,714	6,021	19,280	25,301
CRE - owner occupied	25,780	564,148	589,928	7,601	4,774	12,375
CRE - non-owner occupied	3,406	963,467	966,873	1,711	8,834	10,545
Construction and land development	4,483	1,201,070	1,205,553	1,663	11,722	13,385
Multi-family	4,584	1,866,656	1,871,240	886	17,945	18,831
1-4 family real estate	3,225	606,708	609,933	296	4,761	5,057
Consumer	319	161,639	161,958	38	1,653	1,691
	$75,936	$6,953,263	$7,029,199	$18,216	$68,969	$87,185

*   Included within the C&I – other category are leases individually evaluated of $39 thousand with a related allowance for credit losses of $12 thousand and leases collectively evaluated of $6.3 million with a related allowance for credit losses of $202 thousand as of June 30, 2026.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$6,237	$—	$97	$—	$—	$—	$—	$6,334
C&I - other*	8,239	945	139	—	4,760	6,301	7,421	27,805
	14,476	945	236	—	4,760	6,301	7,421	34,139
CRE - owner occupied	—	25,150	—	630	—	—	—	25,780
CRE - non-owner occupied	—	—	3,406	—	—	—	—	3,406
Construction and land development	—	—	4,483	—	—	—	—	4,483
Multi-family	—	—	4,584	—	—	—	—	4,584
1-4 family real estate	—	—	343	2,882	—	—	—	3,225
Consumer	—	—	—	280	—	—	39	319
	$14,476	$26,095	$13,052	$3,792	$4,760	$6,301	$7,460	$75,936

*   Included within the C&I – other category are leases individually evaluated of $39 thousand with primary collateral of equipment.

	As of December 31, 2025
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$5,487	$—	$239	$—	$—	$—	$—	$5,726
C&I - other*	7,001	—	—	—	4,760	7,610	11,208	30,579
	12,488	—	239	—	4,760	7,610	11,208	36,305
CRE - owner occupied	—	23,065	—	646	—	—	—	23,711
CRE - non-owner occupied	—	—	3,419	—	—	—	—	3,419
Construction and land development	—	—	4,485	—	—	—	—	4,485
Multi-family	—	—	4,619	—	—	—	—	4,619
1-4 family real estate	—	—	37	3,358	—	—	—	3,395
Consumer	—	—	—	444	—	—	10	454
	$12,488	$23,065	$12,799	$4,448	$4,760	$7,610	$11,218	$76,388

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of June 30, 2026, and all loans held for sale are included in the pass rated line:

	As of June 30, 2026
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$375,549	$375,549
Special Mention	—	—	—	—	—	—	25,585	25,585
Substandard	—	—	—	—	—	—	6,285	6,285
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$407,419	$407,419

C&I - other
Pass	$245,027	$236,278	$99,778	$194,471	$114,183	$152,573	$—	$1,042,310
Special Mention	10,466	3,648	1,208	122	496	2,476	—	18,416
Substandard	2,412	5,181	6,771	307	794	5,040	—	20,505
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$257,905	$245,107	$107,757	$194,900	$115,473	$160,089	$—	$1,081,231

CRE - owner occupied
Pass	$88,973	$96,044	$53,119	$74,881	$74,901	$154,848	$10,728	$553,494
Special Mention	8,191	—	—	169	385	5,703	—	14,448
Substandard	747	1,403	—	433	2,100	17,303	—	21,986
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$97,911	$97,447	$53,119	$75,483	$77,386	$177,854	$10,728	$589,928

CRE - non-owner occupied
Pass	$97,633	$228,518	$122,641	$105,044	$186,141	$168,523	$46,070	$954,570
Special Mention	2,357	34	993	—	5,304	209	—	8,897
Substandard	—	77	—	2,664	312	353	—	3,406
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$99,990	$228,629	$123,634	$107,708	$191,757	$169,085	$46,070	$966,873

Construction and land development
Pass	$208,094	$415,189	$229,278	$268,594	$44,896	$4,419	$30,787	$1,201,257
Special Mention	67	—	20	—	—	—	—	87
Substandard	—	—	4,118	91	—	—	—	4,209
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$208,161	$415,189	$233,416	$268,685	$44,896	$4,419	$30,787	$1,205,553

Multi-family
Pass	$162,228	$434,456	$236,248	$223,322	$318,222	$491,182	$998	$1,866,656
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,244	2,333	—	—	—	7	—	4,584
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$164,472	$436,789	$236,248	$223,322	$318,222	$491,189	$998	$1,871,240

1-4 family real estate
Pass	$88,163	$106,900	$81,350	$79,575	$66,697	$180,635	$4,909	$608,229
Special Mention	47	1,535	—	—	156	472	—	2,210
Substandard	—	—	406	683	378	1,731	27	3,225
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$88,210	$108,435	$81,756	$80,258	$67,231	$182,838	$4,936	$613,664

Consumer
Pass	$6,828	$10,206	$3,221	$3,071	$2,014	$1,449	$134,787	$161,576
Special Mention	—	—	—	—	—	—	63	63
Substandard	—	9	20	71	166	—	53	319
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$6,828	$10,215	$3,241	$3,142	$2,180	$1,449	$134,903	$161,958

Total	$923,477	$1,541,811	$839,171	$953,498	$817,145	$1,186,923	$635,841	$6,897,866

	As of June 30, 2026
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$—	$—	$59,859	$42,565	$17,469	$2,773	$—	$122,666
Nonperforming	—	—	926	3,127	1,475	488	—	6,016
Total C&I - other	$—	$—	$60,785	$45,692	$18,944	$3,261	$—	$128,682

Direct financing leases
Performing	$—	$80	$746	$3,311	$2,088	$118	$—	$6,343
Nonperforming	—	—	—	—	38	1	—	39
Total Direct financing leases	$—	$80	$746	$3,311	$2,126	$119	$—	$6,382

Total	$—	$80	$61,531	$49,003	$21,070	$3,380	$—	$135,064

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2025, and all loans held for sale are included in the pass rated line:

	As of December 31, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$352,945	$352,945
Special Mention	—	—	—	—	—	—	25,985	25,985
Substandard	—	—	—	—	—	—	5,726	5,726
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$384,656	$384,656

C&I - other
Pass	$300,721	$171,903	$288,321	$144,943	$61,157	$137,083	$—	$1,104,128
Special Mention	6,659	1,881	351	1,552	2,285	1,385	—	14,113
Substandard	5,520	11,195	126	755	84	4,838	—	22,518
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$312,900	$184,979	$288,798	$147,250	$63,526	$143,306	$—	$1,140,759

CRE - owner occupied
Pass	$109,608	$55,117	$80,181	$81,512	$91,330	$110,939	$11,091	$539,778
Special Mention	—	—	22	7,523	8,280	1,864	—	17,689
Substandard	1,222	—	111	825	696	17,031	—	19,885
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$110,830	$55,117	$80,314	$89,860	$100,306	$129,834	$11,091	$577,352

CRE - non-owner occupied
Pass	$281,076	$126,112	$152,953	$210,062	$129,932	$75,744	$42,996	$1,018,875
Special Mention	5,173	1,006	201	5,380	2,387	214	—	14,361
Substandard	78	—	2,664	319	—	358	—	3,419
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$286,327	$127,118	$155,818	$215,761	$132,319	$76,316	$42,996	$1,036,655

Construction and land development
Pass	$365,346	$409,811	$350,290	$95,684	$44,865	$255	$37,801	$1,304,052
Special Mention	—	90	—	—	70	—	—	160
Substandard	—	4,118	92	—	—	—	—	4,210
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$365,346	$414,019	$350,382	$95,684	$44,935	$255	$37,801	$1,308,422

Multi-family
Pass	$500,378	$145,022	$225,730	$350,851	$187,331	$355,047	$354	$1,764,713
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,333	—	—	—	12	2,273	—	4,618
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$502,711	$145,022	$225,730	$350,851	$187,343	$357,320	$354	$1,769,331

1-4 family real estate
Pass	$135,947	$90,638	$88,216	$70,462	$96,075	$110,623	$6,017	$597,978
Special Mention	1,507	—	354	—	526	6	—	2,393
Substandard	—	286	281	617	636	1,492	—	3,312
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$137,454	$90,924	$88,851	$71,079	$97,237	$112,121	$6,017	$603,683

Consumer
Pass	$15,483	$4,161	$3,964	$2,870	$698	$1,426	$129,337	$157,939
Special Mention	—	—	—	—	—	—	64	64
Substandard	—	—	220	174	—	—	60	454
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$15,483	$4,161	$4,184	$3,044	$698	$1,426	$129,461	$158,457

Total	$1,731,051	$1,021,340	$1,194,077	$973,529	$626,364	$820,578	$612,376	$6,979,315

	As of December 31, 2025
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$1,001	$74,605	$60,869	$27,697	$5,885	$628	$—	$170,685
Nonperforming	—	1,135	3,308	2,161	764	54	—	7,422
Total C&I - other	$1,001	$75,740	$64,177	$29,858	$6,649	$682	$—	$178,107

Direct financing leases
Performing	$203	$665	$4,883	$3,043	$557	$128	$—	$9,479
Nonperforming	—	—	—	49	5	—	—	54
Total Direct financing leases	$203	$665	$4,883	$3,092	$562	$128	$—	$9,533

Total	$1,204	$76,405	$69,060	$32,950	$7,211	$810	$—	$187,640

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026							Six Months Ended June 30, 2026
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2026	2025	2024	2023	2022	Prior	Total	2025	2024	2023	2022	2021	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$3	$—	$—	$—	$—	$—	$3
C&I - other	4	—	2,762	563	215	14	3,558	27	—	5,216	1,775	817	124	7,959
CRE - owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	5	5	—	—	—	—	—	5	5
1-4 family real estate	—	—	—	—	—	—	—	—	—	—	—	—	9	9
Consumer	—	—	1	—	9	—	10	—	—	17	18	9	—	44
	$4	$—	$2,763	$563	$224	$19	$3,573	$30	$—	$5,233	$1,793	$826	$138	$8,020

	Three Months Ended June 30, 2025							Six Months Ended June 30, 2025
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2023	2022	2021	2020	2019	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	500	2,010	1,431	2,064	435	—	6,440	500	3,367	2,671	3,728	751	110	11,127
CRE - owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	(10)	(10)	—	—	—	—	—	(10)	(10)
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	30	—	—	30	—	136	39	40	—	6	221
1-4 family real estate	—	—	—	—	—	—	—	—	3	—	23	—	—	26
Consumer	—	13	17	—	—	—	30	—	13	57	—	—	—	70
	$500	$2,023	$1,448	$2,094	$435	$(10)	$6,490	$500	$3,519	$2,767	$3,791	$751	$106	$11,434

Any loan and lease modifications to borrowers experiencing financial difficulty during 2025 and 2026 were deemed immaterial.

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(dollars in thousands)

Balance, beginning	$6,904	$7,764	$7,138	$8,273
Provisions (credited) to expense	56	(624)	(178)	(1,133)
Balance, ending	$6,960	$7,140	$6,960	$7,140

NOTE 4 – SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

In prior years, the Company completed four Freddie Mac sponsored securitizations. The Company retained beneficial interests from each securitization which are classified as trading securities on the consolidated balance sheets. Details related to the prior securitizations and related VIEs can be found in Note 4 to the Consolidated Financial Statements included under Item 8 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

On April 30, 2026, the Company entered into an arrangement with Freddie Mac to securitize and sell $281.9 million of nontaxable LIHTC loans through Freddie Mac to investors. The Company retained beneficial interests totaling $32.8 million, which are classified as trading securities on the Company’s consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes in accordance with ASC 860, and the resulting $1.3 million net loss on sale, which included the impact of the fair value of retained beneficial interests and transaction costs, was reported in capital markets revenue on the consolidated statements of income.

Two classes of M-Series certificates were issued in conjunction with the April 2026 securitization. Freddie Mac guarantees timely payment of interest and scheduled principal on M-Series Class A Certificates, which were sold to third-party investors through a Freddie Mac securitization special purpose entity. M-Series Class B Certificates are subordinated to M-Series Class A Certificates and were issued to the Company. M-Series Class B Certificates provide 10% first loss support to Freddie Mac on the M-Series Class A Certificates, or approximately $28.4 million of first loss support. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any indemnification for material breach in the Company’s representations.

As part of the April 2026 securitization transaction, the Company released all servicing obligations and rights to a third party, which included obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

The VIE entity for 2026 M-Series securitization was assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated. At June 30, 2026, the Company determined it was not the primary beneficiary of this VIE, primarily because the Company did not have the power to direct the activities that most significantly impact the VIE.

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

The Company’s total assets related to the consolidated sponsor VIEs related to securitizations to date as of June 30, 2026 and December 31, 2025 were $116.0 million and $83.9 million, respectively, which are included in trading securities on the consolidated balance sheets and there were no liabilities recorded. Of the $116.0 million reported as of June 30, 2026, $32.9 million related to the 2026 M-Series securitization.  The Company’s maximum exposure to loss associated with the consolidated securitization VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of June 30, 2026, the Company’s maximum exposure to loss related to the VIEs was $113.9 million, of which $28.4 million related to the 2026 M-Series securitization.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2026, the Company elected to apply the master netting provisions under ASC 210-20 and ASC 815.  See Note 1 to the Consolidated Financial Statements for additional information regarding this election.

Derivatives are summarized as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities

	(dollars in thousands)

Hedged derivatives
Cash flow hedges
Interest rate swaps	$39,000	$976	$19,960	$49,310	$576	$20,169
Interest rate collars	150,000	—	293	150,000	—	144

Fair value hedges
Interest rate swaps	250,000	—	112	310,000	—	2,186
	$439,000	976	20,365	$509,310	$576	$22,499
Unhedged derivatives
Swaptions	$86,151	$—	$—	$203,600	$22	$—
Interest rate swaps	6,355,877	215,847	215,847	5,954,979	191,828	191,828
	$6,442,028	$215,847	$215,847	$6,158,579	$191,850	$191,828

Total derivatives, gross		$216,823	$236,212		$192,426	$214,327
Netting adjustments		(5,645)	(5,645)		(4,017)	(4,017)
Cash collateral		—	(98,646)		—	(73,259)
Total derivatives, net		$211,178	$131,921		$188,409	$137,051

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

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	June 30, 2026	December 31, 2025
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	5.48%	4.54%	$236	$140
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	5.68%	4.75%	114	64
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	5.68%	4.75%	88	50
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.13%	5.17%	76	43
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	6.84%	5.85%	256	144
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	6.84%	5.85%	206	115
Guaranty Statutory Trust II	5/23/2019	2/23/2026*	Derivatives - Assets	10,310	N/A %	N/A %	N/A	20
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	4.02%	4.02%	(141)	(1,020)
				$114,310			$835	$(444)

* Matured in first quarter of 2026.

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	June 30, 2026	December 31, 2025
(dollars in thousands)

Loans	10/1/2022	10/1/2026	Derivatives - Assets (Liabilities)	$50,000	4.40%	2.44%	$-	$(1)

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

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2026		December 31, 2025
(dollars in thousands)

7/30/2024	1/29/2026*	Derivatives - Assets	$20,750	2.63%	$	N/A	$-
7/30/2024	1/29/2026*	Derivatives - Assets	41,700	2.13%		N/A	-
7/30/2024	1/30/2026*	Derivatives - Assets	36,546	2.14%		N/A	-
7/30/2024	1/30/2026*	Derivatives - Assets	18,453	2.64%		N/A	-
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.64%		-	8
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.14%		-	4
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%		-	3
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%		-	7
			$203,600			$-	$22

* Matured in first quarter of 2026.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2026	December 31, 2025
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	3.75%	$(4,079)	$(3,798)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	3.75%	(5,827)	(5,425)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	3.75%	(4,669)	(4,348)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	3.62%	(2,897)	(2,734)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	3.75%	(235)	(285)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.75%	(783)	(948)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	3.75%	(548)	(664)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.75%	(783)	(947)
				$300,000			$(19,821)	$(19,149)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate deposits.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collars are designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	June 30, 2026	December 31, 2025
(dollars in thousands)

Deposits	5/1/2025	11/1/2027	Derivatives - Liabilities	$50,000	4.40%	2.24%	$(61)	$(18)
Deposits	5/1/2025	5/1/2028	Derivatives - Liabilities	50,000	4.40%	2.34%	(101)	(53)
Deposits	5/1/2025	11/1/2028	Derivatives - Liabilities	50,000	4.40%	2.43%	(131)	(73)
				$150,000			$(293)	$(144)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2026		December 31, 2025
(dollars in thousands)

Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	$25,000	4.21%	4.38%	$	N/A	$(15)
Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	15,000	4.21%	4.38%		N/A	(9)
Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	20,000	4.21%	4.38%		N/A	(12)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	30,000	3.63%	4.21%		(14)	(119)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	15,000	3.63%	4.21%		(7)	(59)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	20,000	3.63%	4.21%		(10)	(79)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	32,500	3.63%	4.08%		(42)	(251)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	15,000	3.63%	4.08%		(6)	(116)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	20,000	3.63%	4.08%		(26)	(154)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	32,500	3.63%	3.98%		(12)	(352)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	15,000	3.63%	3.98%		11	(162)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	25,000	3.63%	3.98%		(9)	(271)
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	30,000	3.63%	3.90%		22	(391)
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	15,000	3.63%	3.90%		(18)	(196)
				$310,000				$(111)	$(2,186)

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

Interest rate swaps that were not designated as hedging instruments as of June 30, 2026 and December 31, 2025 are summarized as follows:

	As of June 30, 2026		As of December 31, 2025
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$6,355,877	$215,847	$5,954,979	$191,828
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$6,355,877	$215,847	$5,954,979	$191,828

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$121,027	$53,111	$120,247	$58,165

The effects of cash flow hedging:
Loss on interest rate swaps on debt	-	(89)	-	(210)
Loss on interest rate swaps and collars on loans	(1,716)	-	(2,109)	-

The effects of fair value hedging:
Gain (loss) on interest rate swaps on loans	(129)	-	165	-

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$241,118	$105,764	$236,920	$114,852

The effects of cash flow hedging:
Loss on interest rate caps and collars on deposits	-	-	-	(117)
Loss on interest rate swaps on debt	-	(202)	-	(419)
Loss on interest rate swaps and collars on loans	(3,448)	-	(4,192)	-

The effects of fair value hedging:
Gain (loss) on interest rate swaps on loans	(256)	-	335	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	June 30, 2026	December 31, 2025

	(dollars in thousands)

Cash	$98,646	$81,131
U.S. govt. sponsored agency securities	11,198	11,268
Municipal securities	143,168	142,065
Residential mortgage-backed and related securities	45,561	36,565
	$298,573	$271,029

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)				(dollars in thousands)

U.S. federal statutory tax rate	$8,291	21.0%	$6,420	21.0%	$15,811	21.0%	$11,902	21.0%
State and local income taxes, net of federal income tax effect (*)	1,059	2.7	896	2.9	2,088	2.8	1,344	2.4
Tax credits
Low income housing tax credits	(1,017)	(2.6)	(822)	(2.7)	(2,038)	(2.7)	(1,512)	(2.7)
Other credits	(47)	(0.1)	60	0.2	(96)	(0.1)	(135)	(0.2)
Nontaxable or nondeductible items
Tax exempt income, net	(7,531)	(19.1)	(7,960)	(26.0)	(14,989)	(19.9)	(15,465)	(27.3)
Interest disallowance	2,805	7.2	3,327	10.9	5,721	7.6	6,442	11.4
Bank-owned life insurance	(234)	(0.6)	(210)	(0.7)	(410)	(0.5)	(320)	(0.6)
Meals and entertainment	38	0.1	25	0.1	65	—	46	—
Other	(273)	(0.7)	(149)	(0.5)	(403)	(0.5)	(291)	(0.5)
Changes in unrecognized tax benefits	204	0.5	—	—	369	0.4	—	—
Other adjustments
Excess tax benefit on stock options exercised and restricted stock awards vested	(101)	(0.3)	(37)	(0.1)	(685)	(0.9)	(527)	(0.9)
Provision adjustment	11	—	—	—	153	0.2	373	0.7
Other	22	0.1	2	—	69	0.1	3	—
Effective tax rate	$3,227	8.2%	$1,552	5.1%	$5,655	7.5%	$1,860	3.3%

* State taxes in Iowa made up the majority (greater than 50 percent) of the tax effect in this category.

The effective tax rate for the first six months of 2026 was at 7.5%, up from 3.3% in the first six months of 2025. The increase was primarily due to an overall increase in pre-tax income.

The following table summarizes the impact to the Consolidated Statements of Income relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(dollars in thousands)		(dollars in thousands)

Tax credits recognized	$2,942	$2,587	$5,884	$5,295
Other tax benefits recognized	435	492	862	988
Amortization	(2,247)	(2,191)	(4,480)	(4,384)
Net benefit included in income tax	1,130	888	2,266	1,899

Other income	—	—	—	—
Allocated income on investments	—	—	—	—
Net benefit included in noninterest income	—	—	—	—

Net benefit included in the Consolidated Statements of Income	$1,130	$888	$2,266	$1,899

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and six months ending June 30, 2026 and 2025.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands, except share data)

Net income	$36,251	$29,019	$69,634	$54,816

Basic EPS	$2.20	$1.71	$4.20	$3.24
Diluted EPS	$2.19	$1.71	$4.18	$3.22

Weighted average common shares outstanding	16,489,987	16,928,542	16,570,898	16,914,663
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	79,828	77,740	84,780	95,473
Weighted average common and common equivalent shares outstanding	16,569,815	17,006,282	16,655,678	17,010,136

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
June 30, 2026:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$13,928	$—	$13,928	$—
Residential mortgage-backed and related securities	88,515	—	88,515	—
Municipal securities	165,581	—	165,581	—
Asset-backed securities	3,769	—	3,769	—
Corporate securities	22,196	—	22,196	—
Securities trading	115,967	—	—	115,967
Derivatives	211,178	—	211,178	—
Total assets measured at fair value	$621,134	$—	$505,167	$115,967

Derivatives	$131,921	$—	$131,921	$—
Total liabilities measured at fair value	$131,921	$—	$131,921	$—

December 31, 2025:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,024	$—	$16,024	$—
Residential mortgage-backed and related securities	68,855	—	68,855	—
Municipal securities	163,085	—	163,085	—
Asset-backed securities	4,439	—	4,439	—
Corporate securities	27,374	—	27,374	—
Securities trading	83,857	—	—	83,857
Derivatives	188,409	—	188,409	—
Total assets measured at fair value	$552,043	$—	$468,186	$83,857

Derivatives	$137,051	$—	$137,051	$—
Total liabilities measured at fair value	$137,051	$—	$137,051	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of June 30, 2026, the discount rates ranged from 3.15% to 6.88%.

Changes in fair value of trading securities for the three and six months ended June 30, 2026 and 2025 are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)

Balance at the beginning of the period	$82,728	$82,445	$83,857	$83,529
Trading securities purchased	32,763	—	32,763	—
Paydowns	(44)	(40)	(88)	(81)
Premium amortization	(287)	(237)	(520)	(471)
Fair value gain (loss)	807	732	(45)	(77)
Balance at the end of the period	$115,967	$82,900	$115,967	$82,900

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

Assets measured at fair value on a non-recurring basis comprised the following at June 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

June 30, 2026:
Loans/leases evaluated individually	$43,300	$—	$—	$43,300
OREO	378	—	—	378
	$43,678	$—	$—	$43,678

December 31, 2025:
Loans/leases evaluated individually	$47,183	$—	$—	$47,183
OREO	583	—	—	583
	$47,766	$—	$—	$47,766

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2026	2025	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$43,300	$47,183	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	378	583	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in the valuation techniques used for any assets or liabilities measured at fair value during the three or six months ended June 30, 2026 and 2025.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2026		As of December 31, 2025
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$111,342	$111,342	$76,494	$76,494
Federal funds sold	Level 2	19,700	19,700	23,150	23,150
Interest-bearing deposits at financial institutions	Level 2	60,708	60,708	53,249	53,249
Investment securities:
HTM	Level 2	991,452	873,188	948,676	857,663
AFS	Level 2	293,989	293,989	279,777	279,777
Trading	Level 3	115,967	115,967	83,857	83,857
Loans/leases receivable, net	Level 3	40,093	43,300	43,688	47,183
Loans/leases receivable, net	Level 2	6,905,652	6,694,956	7,033,140	6,794,019
Derivatives	Level 2	211,178	211,178	192,426	192,426

Deposits:
Nonmaturity deposits	Level 2	6,425,486	6,425,486	6,145,194	6,145,194
Time deposits	Level 2	991,848	988,503	1,269,004	1,268,442
Short-term borrowings	Level 2	8,907	8,907	2,650	2,650
FHLB advances	Level 2	268,609	267,131	245,383	244,237
Other borrowings	Level 2	99,430	92,144	107,395	100,634
Subordinated notes	Level 2	234,312	237,546	234,122	237,648
Junior subordinated debentures	Level 2	49,057	43,538	48,991	42,997
Derivatives	Level 2	131,921	131,921	214,327	214,327

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and six  months ended June 30, 2026 and 2025:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended June 30, 2026
Interest and dividend income	$37,299	$35,302	$22,305	$29,919	$74	$(3,872)	$121,027
Interest expense	17,741	12,650	8,316	14,044	4,639	(4,279)	53,111
Net interest income	19,558	22,652	13,989	15,875	(4,565)	407	67,916
Provision for credit losses	(524)	294	281	4,657	—	—	4,708
Noninterest income
Capital markets revenue	101	13,668	—	1,623	—	—	15,392
Other segment revenue items	6,377	4,469	1,545	2,013	44,414	(44,783)	14,035
Total noninterest income	6,478	18,137	1,545	3,636	44,414	(44,783)	29,427
Noninterest expense
Salaries and benefits expense	8,260	10,030	5,402	7,103	1,325	—	32,120
Occupancy expense	1,625	1,887	1,626	1,755	449	—	7,342
Other segment expense items	3,715	4,013	2,379	3,012	1,116	(540)	13,695
Total noninterest expense	13,600	15,930	9,407	11,870	2,890	(540)	53,157
Income tax expense	1,173	2,907	(9)	(1,024)	180	—	3,227
Net income (loss) from continuing operations	$11,787	$21,658	$5,855	$4,008	$36,779	$(43,836)	$36,251

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	274	—	6,794	—	—	7,068
Total assets	2,787,394	2,880,251	1,745,280	2,377,330	1,504,662	(1,774,274)	9,520,643

Three Months Ended June 30, 2025
Interest and dividend income	$36,857	$32,949	$20,981	$30,369	$72	$(981)	$120,247
Interest expense	17,887	12,926	8,468	16,004	4,284	(1,404)	58,165
Net interest income	18,970	20,023	12,513	14,365	(4,212)	423	62,082
Provision for credit losses	2,082	1,190	152	619	—	—	4,043
Noninterest income
Capital markets revenue	16	8,553	—	1,300	—	—	9,869
Other segment revenue items	5,277	4,017	1,242	2,009	35,011	(35,310)	12,246
Total noninterest income	5,293	12,570	1,242	3,309	35,011	(35,310)	22,115
Noninterest expense
Salaries and benefits expense	7,449	8,952	4,777	7,474	(178)	—	28,474
Occupancy expense	1,603	1,770	1,217	1,795	452	—	6,837
Other segment expense items	4,064	3,606	2,383	3,158	1,710	(649)	14,272
Total noninterest expense	13,116	14,328	8,377	12,427	1,984	(649)	49,583
Income tax expense	825	1,643	65	(336)	(645)	—	1,552
Net income (loss) from continuing operations	$8,240	$15,432	$5,161	$4,964	$29,460	$(34,238)	$29,019

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	508	600	8,630	—	—	9,738
Total assets	2,656,336	2,614,303	1,605,546	2,360,967	1,380,680	(1,438,065)	9,179,767

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Six Months Ended June 30, 2026
Interest and dividend income	$73,920	$69,620	$43,978	$60,343	$143	$(6,886)	$241,118
Interest expense	34,828	24,985	16,480	27,915	9,246	(7,690)	105,764
Net interest income	39,092	44,635	27,498	32,428	(9,103)	804	135,354
Provision for credit losses	876	517	708	5,061	—	—	7,162
Noninterest income
Capital markets revenue	101	22,697	—	3,295	—	—	26,093
Other segment revenue items	12,186	7,519	3,069	4,051	85,956	(86,495)	26,286
Total noninterest income	12,287	30,216	3,069	7,346	85,956	(86,495)	52,379
Noninterest expense
Salaries and benefits expense	16,317	19,143	10,771	14,732	2,546	—	63,509
Occupancy expense	3,118	3,828	3,086	3,445	1,344	—	14,821
Other segment expense items	7,786	7,404	4,380	6,018	2,466	(1,102)	26,952
Total noninterest expense	27,221	30,375	18,237	24,195	6,356	(1,102)	105,282
Income tax expense	1,822	4,872	12	(919)	(132)	—	5,655
Net income (loss) from continuing operations	$21,460	$39,087	$11,610	$11,437	$70,629	$(84,589)	$69,634

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	274	—	6,794	—	—	7,068
Total assets	2,787,394	2,880,251	1,745,280	2,377,330	1,504,662	(1,774,274)	9,520,643

Six Months Ended June 30, 2025
Interest and dividend income	$72,794	$64,881	$40,989	$59,712	$159	$(1,615)	$236,920
Interest expense	35,200	25,392	16,570	31,566	8,570	(2,446)	114,852
Net interest income	37,594	39,489	24,419	28,146	(8,411)	831	122,068
Provision for credit losses	3,494	1,276	1,514	1,993	—	—	8,277
Noninterest income
Capital markets revenue	16	14,156	62	2,151	—	—	16,385
Other segment revenue items	10,488	6,412	2,744	3,683	66,727	(67,432)	22,622
Total noninterest income	10,504	20,568	2,806	5,834	66,727	(67,432)	39,007
Noninterest expense
Salaries and benefits expense	14,858	16,813	9,650	13,978	539	—	55,838
Occupancy expense	3,142	3,366	2,455	3,392	937	—	13,292
Other segment expense items	8,098	7,158	4,488	6,234	2,308	(1,294)	26,992
Total noninterest expense	26,098	27,337	16,593	23,604	3,784	(1,294)	96,122
Income tax expense	1,722	2,407	(181)	(752)	(1,336)	—	1,860
Net income (loss) from continuing operations	$16,784	$29,037	$9,299	$9,135	$55,868	$(65,307)	$54,816

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	508	600	8,630	—	—	9,738
Total assets	2,656,336	2,614,303	1,605,546	2,360,967	1,380,680	(1,438,065)	9,179,767

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Three Months Ended June 30, 2026
Other segment revenue items:
Equity in net income of subsidiary bank	$11,787	$21,658	$5,855	$4,008	$43,308
Total assets:
Investment in subsidiary bank	315,329	488,857	202,091	394,290	1,400,567

Three Months Ended June 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$8,240	$15,432	$5,161	$4,964	$33,797
Total assets:
Investment in subsidiary bank	297,789	454,519	182,701	389,152	1,324,161

Six Months Ended June 30, 2026
Other segment revenue items:
Equity in net income of subsidiary bank	$21,460	$39,087	$11,610	$11,437	$83,594
Total assets:
Investment in subsidiary bank	315,329	488,857	202,091	394,290	1,400,567

Six Months Ended June 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$16,784	$29,037	$9,299	$9,135	$64,255
Total assets:
Investment in subsidiary bank	297,789	454,519	182,701	389,152	1,324,161

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2026 and December 31, 2025, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 are presented in the following tables (dollars in thousands).  As of June 30, 2026 and December 31, 2025, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of June 30, 2026:
Company:
Total risk-based capital	$1,389,134	14.13%	$786,414	>	8.00%	$1,032,169	>	10.50%	$983,018	>	10.00%
Tier 1 risk-based capital	1,099,397	11.18	589,811	>	6.00	835,565	>	8.50	786,414	>	8.00
Tier 1 leverage	1,099,397	11.65	377,344	>	4.00	377,344	>	4.00	471,680	>	5.00
Common equity Tier 1	1,050,340	10.68	442,358	>	4.50	688,112	>	7.00	638,962	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$349,002	15.35%	$181,940	>	8.00%	$238,797	>	10.50%	$227,425	>	10.00%
Tier 1 risk-based capital	324,991	14.29	136,455	>	6.00	193,312	>	8.50	181,940	>	8.00
Tier 1 leverage	324,991	11.01	118,067	>	4.00	118,067	>	4.00	147,584	>	5.00
Common equity Tier 1	324,991	14.29	102,341	>	4.50	159,198	>	7.00	147,827	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$511,774	13.86%	$295,329	>	8.00%	$387,620	>	10.50%	$369,162	>	10.00%
Tier 1 risk-based capital	485,591	13.15	221,497	>	6.00	313,788	>	8.50	295,329	>	8.00
Tier 1 leverage	485,591	16.94	114,665	>	4.00	114,665	>	4.00	143,331	>	5.00
Common equity Tier 1	485,591	13.15	166,123	>	4.50	258,413	>	7.00	239,955	>	6.50
Community State Bank:
Total risk-based capital	$218,364	12.74%	$137,112	>	8.00%	$179,959	>	10.50%	$171,390	>	10.00%
Tier 1 risk-based capital	203,782	11.89	102,834	>	6.00	145,681	>	8.50	137,112	>	8.00
Tier 1 leverage	203,782	11.67	69,872	>	4.00	69,872	>	4.00	87,340	>	5.00
Common equity Tier 1	203,782	11.89	77,125	>	4.50	119,973	>	7.00	111,403	>	6.50
Guaranty Bank:
Total risk-based capital	$312,656	14.44%	$173,176	>	8.00%	$227,293	>	10.50%	$216,470	>	10.00%
Tier 1 risk-based capital	285,566	13.19	129,882	>	6.00	183,999	>	8.50	173,176	>	8.00
Tier 1 leverage	285,566	12.34	92,561	>	4.00	92,561	>	4.00	115,701	>	5.00
Common equity Tier 1	285,566	13.19	97,411	>	4.50	151,529	>	7.00	140,705	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2025:
Company:
Total risk-based capital	$1,369,172	14.19%	$771,812	>	8.00%	$1,013,003	>	10.50%	$964,765	>	10.00%
Tier 1 risk-based capital	1,063,505	11.02	578,859	>	6.00	820,050	>	8.50	771,812	>	8.00
Tier 1 leverage	1,063,505	11.07	384,419	>	4.00	384,419	>	4.00	480,523	>	5.00
Common equity Tier 1	1,014,514	10.52	434,144	>	4.50	675,335	>	7.00	627,097	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$342,214	14.33%	$191,071	>	8.00%	$250,780	>	10.50%	$238,838	>	10.00%
Tier 1 risk-based capital	313,533	13.13	143,303	>	6.00	203,013	>	8.50	191,071	>	8.00
Tier 1 leverage	313,533	10.65	117,711	>	4.00	117,711	>	4.00	147,138	>	5.00
Common equity Tier 1	313,533	13.13	107,477	>	4.50	167,187	>	7.00	155,245	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$495,107	14.61%	$271,051	>	8.00%	$355,754	>	10.50%	$338,814	>	10.00%
Tier 1 risk-based capital	466,349	13.76	203,288	>	6.00	287,992	>	8.50	271,051	>	8.00
Tier 1 leverage	466,349	16.22	115,000	>	4.00	115,000	>	4.00	143,751	>	5.00
Common equity Tier 1	466,349	13.76	152,466	>	4.50	237,170	>	7.00	220,229	>	6.50
Community State Bank:
Total risk-based capital	$212,148	12.65%	$134,206	>	8.00%	$176,146	>	10.50%	$167,758	>	10.00%
Tier 1 risk-based capital	197,171	11.75	100,655	>	6.00	142,594	>	8.50	134,206	>	8.00
Tier 1 leverage	197,171	11.42	69,072	>	4.00	69,072	>	4.00	86,340	>	5.00
Common equity Tier 1	197,171	11.75	75,491	>	4.50	117,431	>	7.00	109,043	>	6.50
Guaranty Bank:
Total risk-based capital	$308,357	14.13%	$174,598	>	8.00%	$229,159	>	10.50%	$218,247	>	10.00%
Tier 1 risk-based capital	283,230	12.98	130,948	>	6.00	185,510	>	8.50	174,598	>	8.00
Tier 1 leverage	283,230	12.03	94,143	>	4.00	94,143	>	4.00	117,679	>	5.00
Common equity Tier 1	283,230	12.98	98,211	>	4.50	152,773	>	7.00	141,861	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2025 for the construction of a new corporate headquarters including a new branch facility for QCBT in Bettendorf, Iowa. The Company will pay the contractor a contract price of approximately $66.5 million, subject to certain agreed upon additions and deductions. As of June 30, 2026, the Company had paid $21.2 million of the contract price, resulting in a remaining future commitment of approximately $45.3 million. Construction on this facility is anticipated to be completed in 2027.

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

In June 2025, CSB was named as a defendant in a lawsuit filed in the Iowa District Court in and for Polk County. The plaintiff alleged, on behalf of himself and a proposed statewide class of consumers, breach of contract and unjust enrichment arising from the CSB’s alleged improper assessment and collection of multiple insufficient funds fees and/or overdraft fees specifically for representment transactions. The petition sought an unspecified amount of monetary damages.

CSB initially filed a motion to dismiss, which was denied in February 2026. CSB filed an Answer and Affirmative Defenses to the petition on April 10, 2026. Management engaged outside counsel experienced in this area to assist with defense and risk assessment. CSB disputed the allegations made by the plaintiff.

As of June 30, 2026, the parties have reached an agreement to resolve the matter with no material costs to the Company.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ending June 30, 2026. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past 33 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of June 30, 2026, the Company had $9.5 billion in consolidated assets, including $6.9 billion in net loans/leases, and $7.4 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

EXECUTIVE OVERVIEW

The Company reported net income of $36.3 million and diluted EPS of $2.19 for the quarter ended June 30, 2026. By comparison, for the quarter ended March 31, 2026, the Company reported net income of $33.4 million and diluted EPS of $1.99.  For the quarter ended June 30, 2025, the Company reported net income of $29.0 million, and diluted EPS of $1.71. For the six months ended June 30, 2026, the Company reported net income of $69.6 million and diluted EPS of $4.18.  By comparison, for the six months ended June 30, 2025, the Company reported net income of $54.8 million and diluted EPS of $3.22.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The second quarter of 2026 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Net income of $36.3 million, or $2.19 per diluted share, representing a 28% year-over-year increase in diluted EPS;
●	Strong ROAA of 1.51%;
●	Capital markets revenue from LIHTC production increased 69% year-over-year to $16.7 million;
●	Wealth Management assets under management increased 9% and revenue increased 7% on a linked-quarter basis;
●	Enhanced operating leverage, reflected by a 310-basis point improvement over the linked-quarter in the efficiency ratio to 54.6%;
●	Robust loan growth of 12% annualized, excluding securitization, LIHTC offtake transactions, and planned m2 portfolio runoff;
●	Successful execution of $443.6 million in LIHTC loan offtake transactions;
●	Tangible book value per share (non-GAAP) growth of $2.17, or 15% annualized on a linked-quarter basis;
●	Opportunistic share repurchases of 149,639 common shares at an average price of $90.01 per share; and
●	Asset quality improved to its strongest level since 2019.

Following is a table that represents various net income measurements for the Company:

	For the three months ended			For the six months ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(dollars in thousands, except per share data)

Net income	$36,251	$33,383	$29,019	$69,634	$54,816

Diluted earnings per common share	$2.19	$1.99	$1.71	$4.18	$3.22

Weighted average common and common equivalent shares outstanding	16,569,815	16,741,541	17,006,282	16,655,678	17,010,136

The Company reported adjusted net income (non-GAAP) of $36.3 million, with adjusted diluted EPS (non-GAAP) of $2.19 for the three months ended June 30, 2026.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  The Company reported adjusted net income (non-GAAP) of $69.7 million, with adjusted diluted EPS (non-GAAP) of $4.18 for the six months ended June 30, 2026.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the six months ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(dollars in thousands)

Net interest income	$67,916	$67,438	$62,082	$135,354	$122,068
Provision for credit losses	4,708	2,454	4,043	7,162	8,277
Noninterest income	29,427	22,952	22,115	52,379	39,007
Noninterest expense	53,157	52,125	49,583	105,282	96,122
Federal and state income tax expense	3,227	2,428	1,552	5,655	1,860
Net income	$36,251	$33,383	$29,019	$69,634	$54,816

Following are certain noteworthy developments in the Company's financial results for the quarter ended June 30, 2026:

●	Net interest income in the second quarter of 2026 increased 1% compared to the first quarter of 2026 and increased 9% compared to the second quarter of 2025 due to higher average earning assets and higher NIM. Net interest

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

income increased 11% when comparing the first six months of 2026 to the same period of the prior year due to higher average earning assets and higher NIM.
●	The provision for credit losses in the second quarter of 2026 increased $2.3 million compared to the first quarter of 2026 reflecting loan growth in the current quarter and the prior quarter’s benefit from a reversal of credit loss expense related to loans transferred to held for sale. Provision expense increased $665 thousand compared to the second quarter of 2025. Provision expense in the first six months of 2026 decreased $1.1 million compared to the first six months of 2025. See the “Provision for Credit Losses” section of this report for additional details.
●	Noninterest income in the second quarter of 2026 increased $6.5 million, or 28%, compared to the first quarter of 2026 primarily due to higher capital markets revenue from swap fees during the second quarter. Noninterest income in the second quarter of 2026 increased $7.3 million, or 33%, compared to the second quarter of 2025 and increased $13.4 million, or 34%, when comparing the first six months of 2026 to the same period of the prior year. The increases across both periods were primarily due to higher capital markets revenue from swap fees. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business that continues to improve. The Company expects its capital markets revenue will continue to be a significant source of fee income.
●	Noninterest expense in the second quarter of 2026 increased $1.0 million, or 2%, compared to the first quarter of 2026. The increase was primarily due to higher capital markets revenue and its impact on variable compensation and higher professional and data processing fees. Noninterest expense increased $3.6 million, or 7%, compared to the second quarter of 2025. The increase was primarily due to higher capital markets revenue and its impact on variable compensation, and higher occupancy and equipment expense related to the Company’s digital transformation. Noninterest expense increased $9.2 million, or 10%, when comparing the first six months of 2026 to the same period in the prior year. These increases were primarily due to higher capital markets revenue and its impact on variable compensation and higher occupancy and equipment expense related to the Company’s digital transformation.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	June 30, 2026	March 31, 2026	June 30, 2025
Loan and lease growth organically**	Loans and leases growth	> 9% annually	10.3%	8.0%	6.0%
Fee income growth	Fee income growth	> 6% annually	(9.3)%	(20.4)%	(36.1)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(1.4)%	(2.4)%	(6.3)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison to the prior year actual. The calculations provided exclude non-core noninterest income and noninterest expense.

** Excludes the securitization, the LIHTC loan offtake transactions and planned runoff of the m2 portfolio.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the second quarter of 2026 to support its corporate strategy and further the strategic financial metrics shown above:

●	In the second quarter of 2026, the Company grew loans and leases by 11.9% annualized, excluding the securitization, LIHTC loan offtake transactions, and planned m2 portfolio runoff. Loan growth was driven by both traditional and LIHTC lending.
●	The Company acted as the correspondent bank through QCBT for 188 downstream banks with total noninterest bearing deposits of $99.3 million and total interest-bearing deposits of $939.3 million as of June 30, 2026, as correspondent banking continued to be a core line of business for the Company. By comparison, the Company acted as the correspondent bank for 189 downstream banks with total noninterest bearing deposits of $97.3 million and total interest-bearing deposits of $933.5 million as of June 30, 2025. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also managed off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $459.8 million as of June 30, 2026, as compared to $409.6 million as of June 30, 2025.
●	The Company continues to focus on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at each of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $15.4 million for the second quarter of 2026, which included a loss on securitization of $1.3 million, as compared to $9.9 million for the same period of the prior year. Capital markets revenue, primarily from swap fee income, totaled $26.1 million for the first six months of 2026 as compared to $16.4 million for the same period of the prior year. Demand for affordable housing remains strong, as discussed in the “Executive Overview” section of this report, above.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $623.3 million for the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026 and increased by $570.7 million for the first six months of 2026 compared to the first six months of 2025 primarily due to new relationships and favorable market returns. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial

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
●	Noninterest expense for the first six months of 2026 totaled $105.3 million as compared to $96.1 million in the first six months of 2025. The increase was primarily due to an increase in salaries and benefits expenses related to higher variable incentive compensation and increased occupancy and equipment expense related to the Company’s digital transformation.

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

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2026	2026	2025

	(dollars in thousands)
TCE/TA RATIO
Stockholders' equity (GAAP)	$1,149,757	$1,122,464	$1,050,554
Less: Intangible assets	145,663	146,169	148,333
TCE (non-GAAP)	$1,004,094	$976,295	$902,221

Total assets (GAAP)	$9,520,643	$9,613,695	$9,242,331
Less: Intangible assets	145,663	146,169	148,333
TA (non-GAAP)	$9,374,980	$9,467,526	$9,093,998

TCE/TA ratio (non-GAAP)	10.71%	10.31%	9.92%

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2026	2026	2025	2026	2025

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$36,251	$33,383	$29,019	$69,634	$54,816
Less non-core items (post-tax) (*):
Income:
Fair value loss on derivatives, net	(4)	(13)	(397)	(17)	(553)
Total non-core income (non-GAAP)	$(4)	$(13)	$(397)	$(17)	$(553)
Expense:
Loss on debt extinguishment, net	—	—	—	—	—
Total non-core expense (non-GAAP)	$—	$—	$—	$—	$—

Adjusted net income (non-GAAP)	$36,255	$33,396	$29,416	$69,651	$55,369

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$36,255	$33,396	$29,416	$69,651	$55,369

Weighted average common shares outstanding	16,489,987	16,651,808	16,928,542	16,570,898	16,914,663
Weighted average common and common equivalent shares outstanding	16,569,815	16,741,541	17,006,282	16,655,678	17,010,136

Adjusted EPS (non-GAAP):
Basic	$2.20	$2.01	$1.74	$4.20	$3.27
Diluted	$2.19	$1.99	$1.73	$4.18	$3.26

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$36,255	$33,396	$29,416	$69,651	$55,369

Average Assets	$9,581,171	$9,550,010	$9,155,473	$9,565,677	$9,085,843

Adjusted ROAA (non-GAAP)	1.51%	1.40%	1.29%	1.46%	1.22%
Adjusted ROAE (non-GAAP)	12.64%	11.76%	11.30%	12.20%	10.76%

ADJUSTED NIM TEY*
Net interest income (GAAP)	$67,916	$67,438	$62,082	$135,354	$122,068
Plus: Tax equivalent adjustment	9,811	8,851	10,090	19,559	19,603
Net interest income - tax equivalent (non-GAAP)	$77,727	$76,289	$72,172	$154,913	$141,671

Average earning assets	$8,783,423	$8,640,613	$8,377,361	$8,760,416	$8,309,575

NIM (GAAP)	3.10%	3.13%	2.97%	3.12%	2.97%
NIM TEY (non-GAAP)	3.55%	3.58%	3.46%	3.56%	3.45%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$53,157	$52,125	$49,583	$105,282	$96,122

Net interest income (GAAP)	$67,916	$67,438	$62,082	$135,354	$122,068
Noninterest income (GAAP)	29,427	22,952	22,115	52,379	39,007
Total income	$97,343	$90,390	$84,197	$187,733	$161,075

Efficiency ratio (noninterest expense/total income) (non-GAAP)	54.61%	57.67%	58.89%	56.08%	59.68%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	54.61%	57.66%	58.54%	56.07%	59.42%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of goodwill impairment which is not deductible for tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 9% for the quarter ended June 30, 2026, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP) increased 8% for the quarter ended June 30, 2026, compared to the same quarter of the prior year. Net interest income, on a GAAP basis, increased 11% for the six months ended June 30, 2026, compared to the same period of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP) increased 9% for the six months ended June 30, 2026, compared to the same period of the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of loan and investment yields.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2026	2026	2025	2026	2026	2025
Average Yield on Interest-Earning Assets	5.51%	5.50%	5.74%	5.97%	6.02%	6.24%
Average Cost of Interest-Bearing Liabilities	2.98%	3.00%	3.42%	2.98%	3.00%	3.42%
Net Interest Spread	2.53%	2.50%	2.32%	2.99%	3.02%	2.82%
NIM TEY (Non-GAAP)	3.55%	3.58%	3.46%	3.55%	3.58%	3.46%

	GAAP		Tax Equivalent Basis
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Average Yield on Interest-Earning Assets	5.50%	5.70%	5.99%	6.22%
Average Cost of Interest-Bearing Liabilities	2.99%	3.43%	2.99%	3.43%
Net Interest Spread	2.51%	2.27%	3.00%	2.79%
NIM TEY (Non-GAAP)	3.56%	3.45%	3.56%	3.45%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$5,264	$52	3.91%	$14,285	$159	4.40%
Interest-bearing deposits at financial institutions	150,092	1,353	3.62%	151,898	1,634	4.31%
Investment securities - taxable	426,526	4,755	4.47%	401,657	4,805	4.79%
Investment securities - nontaxable (1)	989,220	15,537	6.29%	893,753	12,872	5.76%
Restricted investment securities	30,028	519	6.84%	34,037	622	7.23%
Gross loans/leases receivable (1) (2) (3)	7,182,293	108,623	6.07%	6,881,731	110,245	6.43%
Total interest earning assets	8,783,423	130,839	5.97%	8,377,361	130,337	6.24%

Noninterest-earning assets:
Cash and due from banks	81,823			78,264
Premises and equipment	231,363			172,919
Less allowance	(84,358)			(89,378)
Other	568,920			616,307
Total assets	$9,581,171			$9,155,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$5,519,231	$36,251	2.63%	$5,080,367	$38,604	3.05%
Time deposits	1,080,345	9,543	3.54%	1,193,035	12,409	4.17%
Short-term borrowings	3,138	30	3.82%	1,420	15	4.23%
FHLB advances	153,279	1,384	3.57%	250,603	2,853	4.50%
Other borrowings	107,389	1,265	4.71%	—	—	—%
Subordinated notes	234,250	3,923	6.70%	233,631	3,599	6.16%
Junior subordinated debentures	49,035	716	5.78%	48,904	685	5.54%
Total interest-bearing liabilities	7,146,667	53,112	2.98%	6,807,960	58,165	3.42%

Noninterest-bearing demand deposits	1,013,821			945,138
Other noninterest-bearing liabilities	273,301			360,947
Total liabilities	8,433,789			8,114,045

Stockholders' equity	1,147,382			1,041,428
Total liabilities and stockholders' equity	$9,581,171			$9,155,473
Net interest income		$77,727			$72,172
Net interest margin			3.10%			2.97%
Net interest margin TEY (Non-GAAP)			3.55%			3.46%
Cost of funds (4)			2.61%			3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.90%			123.05%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2026

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2026 vs. 2025
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(107)	$(16)	$(91)
Interest-bearing deposits at financial institutions	(281)	(262)	(19)
Investment securities - taxable	(50)	(1,262)	1,212
Investment securities - nontaxable (2)	2,665	1,233	1,432
Restricted investment securities	(103)	(32)	(71)
Gross loans/leases receivable (2) (3)	(1,622)	(22,625)	21,003
Total change in interest income	502	(22,964)	23,466

INTEREST EXPENSE
Interest-bearing deposits	(2,353)	(17,897)	15,544
Time deposits	(2,866)	(1,763)	(1,103)
Short-term borrowings	15	(10)	25
Federal Home Loan Bank advances	(1,469)	(510)	(959)
Other borrowings	1,265	—	1,265
Subordinated notes	324	315	9
Junior subordinated debentures	31	29	2
Total change in interest expense	(5,053)	(19,836)	14,783

Total change in net interest income	$5,555	$(3,128)	$8,683

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Six Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$6,626	$125	3.74%	$11,662	$258	4.40%
Interest-bearing deposits at financial institutions	158,832	2,841	3.61%	159,356	3,438	4.35%
Investment securities - taxable	418,479	9,717	4.65%	401,220	9,393	4.69%
Investment securities - nontaxable (1)	966,387	29,586	6.13%	868,754	24,594	5.67%
Restricted investment securities	27,292	904	6.59%	32,309	1,156	7.12%
Gross loans/leases receivable (1) (2) (3)	7,182,800	217,504	6.11%	6,836,274	217,684	6.42%
Total interest earning assets	8,760,416	260,677	5.99%	8,309,575	256,523	6.22%

Noninterest-earning assets:
Cash and due from banks	80,350			78,031
Premises and equipment, net	225,526			167,617
Less allowance for estimated losses on loans/leases	(87,141)			(89,710)
Other	586,526			620,330
Total assets	$9,565,677			$9,085,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,485,639	$71,745	2.64%	$5,041,914	$76,302	3.05%
Time deposits	1,143,968	20,604	3.63%	1,198,782	25,098	4.22%
Short-term borrowings	3,191	58	3.57%	1,629	33	4.05%
Federal Home Loan Bank advances	97,861	1,680	3.42%	214,444	4,849	4.50%
Other borrowings	107,402	2,431	4.53%	—	—	—%
Subordinated notes	234,202	7,843	6.70%	233,579	7,201	6.17%
Junior subordinated debentures	49,019	1,403	5.69%	48,888	1,369	5.57%
Total interest-bearing liabilities	7,121,282	105,764	2.99%	6,739,236	114,852	3.43%

Noninterest-bearing demand deposits	1,002,337			941,916
Other noninterest-bearing liabilities	300,183			375,167
Total liabilities	8,423,802			8,056,319

Stockholders' equity	1,141,875			1,029,524
Total liabilities and stockholders' equity	$9,565,677			$9,085,843
Net interest income		$154,913			$141,671
Net interest margin			3.12%			2.95%
Net interest margin TEY (Non-GAAP)			3.56%			3.45%
Cost of funds (4)			2.62%			3.01%

Ratio of average interest earning assets to average interest-bearing liabilities	123.02%			123.30%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2026

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2026 vs. 2025
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(133)	$(34)	$(99)
Interest-bearing deposits at other financial institutions	(597)	(586)	(11)
Investment securities - taxable	324	(214)	538
Investment securities - nontaxable (2)	4,992	2,093	2,899
Restricted investment securities	(252)	(82)	(170)
Gross loans/leases receivable (2) (3)	(180)	(21,795)	21,615
Total change in interest income	4,154	(20,618)	24,772

INTEREST EXPENSE
Interest-bearing demand deposits	(4,557)	(19,112)	14,555
Time deposits	(4,494)	(3,387)	(1,107)
Short-term borrowings	25	(11)	36
Federal Home Loan Bank advances	(3,169)	(971)	(2,198)
Other borrowings	2,431	—	2,431
Subordinated notes	642	623	19
Junior subordinated debentures	34	30	4
Total change in interest expense	(9,088)	(22,828)	13,740

Total change in net interest income	$13,242	$2,210	$11,032

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $780 thousand, comparing the second quarter of 2026 to the same period of 2025 and increased $4.2 million when comparing the first six months of 2026 to the same period of 2025.  Interest income (tax equivalent non-GAAP) increased $502 thousand, comparing the second quarter of 2026 to the same period of 2025 and increased $4.2 million when comparing the first six months of 2026 to the same period of 2025. These increases in interest income were primarily due to higher investment average balances and higher investment and loan yields.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company intends to continue growing quality loans as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense decreased $5.1 million, comparing the second quarter of 2026 to the same period of 2025, and decreased $9.1 million, comparing the first six months of 2026 to the same period of 2025, primarily due to the lower cost of funds. The Company’s cost of funds was 2.61% for the quarter ended June 30, 2026, a decrease from 3.01% for the quarter ended June 30, 2025.  The Company’s costs of funds was 2.62% for the six months ended June 30, 2026, a decrease from 3.01% for the six months ended June 30, 2025.  The decrease was a result of the Federal Reserve lowering interest rates and the corresponding impact on the Company’s liability sensitive balance sheet.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$4,652	$4,667	$7,340	$9,410
Provision for credit losses - off-balance sheet exposures	56	(624)	(178)	(1,133)
Total provision for credit losses	$4,708	$4,043	$7,162	$8,277

The Company had a total provision for credit losses on loans and leases of $4.7 million for both the second quarter of 2026 and the same period of 2025.  The provision related to OBS was $56 thousand for the second quarter of 2026 compared to a negative provision of $624 thousand for the second quarter of 2025 and was a negative provision of $178 thousand for the first six months of 2026 compared to negative $1.1 million for the first six months of 2025. The balance primarily fluctuates with changes in the balance of unfunded commitments. Provision for credit losses on loans and leases for the first six months of 2026 totaled $7.3 million, a decrease from $9.4 million for the first six months of 2025.  The decrease was primarily driven by a decrease in NPAs and net charge-offs, partially offset by loan growth.  There was no provision related to HTM securities for the first six months of 2026 or 2025.

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

The Company had an ACL for loans/leases held for investment of 1.24% of total gross loans/leases held for investment at June 30, 2026, compared to 1.26% at March 31, 2026 and 1.28% at June 30, 2025.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Trust fees	$4,281	$3,395	$886	26.1%
Investment advisory and management fees	1,551	1,254	297	23.7
Deposit service fees	2,115	2,187	(72)	(3.3)
Gains on sales of residential real estate loans, net	507	556	(49)	(8.8)
Capital markets revenue	15,392	9,869	5,523	56.0
Earnings on bank-owned life insurance	1,025	998	27	2.7
Debit card fees	1,752	1,648	104	6.3
Correspondent banking fees	747	699	48	6.9
Loan related fee income	1,066	1,096	(30)	(2.7)
Fair value gain on derivatives and trading securities	802	230	572	248.7
Other	189	183	6	3.3
Total noninterest income	$29,427	$22,115	$7,312	33.1%

	Six Months Ended
	June 30,	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Trust fees	$8,175	$7,081	$1,094	15.4%
Investment advisory and management fees	3,090	2,508	582	23.2
Deposit service fees	4,088	4,370	(282)	(6.5)
Gains on sales of residential real estate loans, net	1,121	853	268	31.4
Capital markets revenue	26,093	16,385	9,708	59.2
Earnings on bank-owned life insurance	1,956	1,522	434	28.5
Debit card fees	3,411	3,136	275	8.8
Correspondent banking fees	1,440	1,313	127	9.7
Loan related fee income	2,016	1,994	22	1.1
Fair value loss on derivatives and trading securities	(67)	(777)	710	91.4
Other	1,056	622	434	69.8
Total noninterest income	$52,379	$39,007	$13,372	34.3%

The Company continues to be successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management have increased $623.3 million since March 31, 2026 and have increased $978.1 million since June 30, 2025 due primarily to new relationships and favorable market performance.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 26% in the second quarter of 2026 as compared to the same period of the prior year and increased 15% when comparing the first six months of 2026 to the first six months of 2025 due to growth in assets under management and market performance.  The Company expects trust and investment advisory and management fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees increased 24% comparing the second quarter of 2026 to the same period of the prior year and increased 23% when comparing the first six months of 2026 to the first six months of 2025. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposit service fees decreased 3% in the second quarter of 2026 as compared to the same period of the prior year, and decreased 7% in the first six months of 2026 as compared to the first six months of 2025 due to decreases in nonsufficient funds and overdraft fees. The Company’s total deposits increased by $99.0 million, or 1%, when comparing June 30, 2026 to June 30, 2025. The Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2026.

Gains on sales of residential real estate loans, net, decreased 9% when comparing the second quarter of 2026 to the same period of the prior year, and increased 31% when comparing the first six months of 2026 to the first six months of 2025. The increase was due to higher volumes of client residential real estate purchase activity generating higher levels of gains.

Capital markets revenue totaled $15.4 million for the second quarter of 2026, compared to $9.9 million for the second quarter of 2025.  Capital markets revenue totaled $26.1 for the first six months of 2026, compared to $16.4 million for the first six months of 2025. As discussed in the “Executive Overview” section of this report, demand for affordable housing remains strong. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

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

Earnings on BOLI increased 3%, comparing the second quarter of 2026 to the same period of the prior year and increased 29% when comparing the first six months of 2026 to the same period of the prior year.  The increases were driven by BOLI exchanges in the first six months of 2025 resulting in surrender charges of $168 thousand.  There were no purchases of BOLI in the first six months of 2026 or 2025. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 6% when comparing the second quarter of 2026 to the same period of the prior year, and increased 9% when comparing the first six months of 2026 to the first six months of 2025. The Company continues to be successful in adding net new demand deposit accounts. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking fees increased 7% comparing the second quarter of 2026 to the same period of the prior year and increased 10% comparing the first six months of 2026 to the first six months of 2025. The increase was primarily due to an increase in correspondent banking balances. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves 188 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income decreased 3% comparing the second quarter of 2026 to the same period of the prior year, primarily due to lower loan participation service fees and increased 1% comparing the first six months of 2026 to the first six months of 2025, primarily due to higher participation service fees.

Fair value gains on derivatives and trading securities were $802 thousand in the second quarter of 2026, as compared to $230 thousand in gains in the same period of the prior year.  Fair value losses on derivatives and trading securities were $67 thousand in the first six months of 2026, as compared to $777 thousand in losses in the first six months of 2025. The Company uses swaptions to manage interest rate risk related to the variability of interest payments due to changes in interest rates. These derivatives are unhedged and are marked-to-market, with gains or losses recorded in noninterest income which was a contributing factor in the decrease in fair value losses on derivatives.   See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income increased $6 thousand, or 3%, in the second quarter of 2026 as compared to the same period of the prior year, and increased $434 thousand, or 70% in the first six months of 2026 as compared to the first six months of 2025, due to fluctuations in the market value of the Company’s equity investments. Income on equity investments is largely determined based on the market value of the investments managed.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$32,120	$28,474	$3,646	12.8%
Occupancy and equipment expense	7,342	6,837	505	7.4
Professional and data processing fees	5,597	6,089	(492)	(8.1)
FDIC insurance, other insurance and regulatory fees	1,973	1,960	13	0.7
Loan/lease expense	291	407	(116)	(28.5)
Net cost of (income from) and losses/(gains) on operations of other real estate	(11)	50	(61)	(122.0)
Advertising and marketing	1,822	1,746	76	4.4
Communication and data connectivity	243	274	(31)	(11.3)
Supplies	265	252	13	5.2
Bank service charges	711	720	(9)	(1.3)
Correspondent banking expense	335	314	21	6.7
Intangibles amortization	506	661	(155)	(23.4)
Payment card processing	496	547	(51)	(9.3)
Trust expense	455	413	42	10.2
Other	1,012	839	173	20.6
Total noninterest expense	$53,157	$49,583	$3,574	7.2%

	Six Months Ended
	June 30,	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$63,509	$55,838	$7,671	13.7%
Occupancy and equipment expense	14,821	13,292	1,529	11.5
Professional and data processing fees	10,759	11,233	(474)	(4.2)
FDIC insurance, other insurance and regulatory fees	4,045	3,930	115	2.9
Loan/lease expense	397	788	(391)	(49.6)
Net cost of and losses on operations of other real estate	5	41	(36)	(87.8)
Advertising and marketing	3,597	3,359	238	7.1
Communication and data connectivity	445	564	(119)	(21.1)
Supplies	498	459	39	8.5
Bank service charges	1,375	1,316	59	4.5
Correspondent banking expense	668	643	25	3.9
Intangibles amortization	1,012	1,322	(310)	(23.4)
Payment card processing	1,004	1,141	(137)	(12.0)
Trust expense	929	770	159	20.6
Other	2,218	1,426	792	55.5
Total noninterest expense	$105,282	$96,122	$9,160	9.5%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency and operating leverage as discussed in the “Strategic Financial Metrics” section.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 13% when comparing the second quarter of 2026 to the same period of the prior year, and increased 14% when comparing the first six months of 2026 to the same period of the prior year primarily due to annual merit increases and capital markets revenue and its impact on variable compensation associated with performance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 7% comparing the second quarter of 2026 to the same period of the prior year, and increased 12% when comparing the first six months of 2026 to the same period of the prior year due primarily to higher property tax expense and depreciation expense with the opening of new offices in the Cedar Rapids and Ankeny, Iowa markets.

Professional and data processing fees decreased 8% comparing the second quarter of 2026 to the same period of the prior year, and decreased 4% comparing the first six months of 2026 to the same period of the prior year. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC insurance, other insurance and regulatory fee expense remained stable when comparing the second quarter of 2026 to the same period of the prior year, and increased 3% when comparing the first six months of 2026 to the same period of the prior year due primarily to asset growth.

Loan/lease expense decreased 29% when comparing the second quarter of 2026 to the same period of the prior year, and decreased 50% when comparing the first six months of 2026 to the same period of the prior year due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate for the second quarter of 2026 totaled $11 thousand, compared to net cost of and gains/losses on operations of other real estate of $50 thousand for the second quarter of 2025.  Net cost of and gains/losses on operations of other real estate for the first six months of 2026 totaled $5 thousand, compared to net cost of and gains/losses on operations of other real estate of $41 thousand for the first six months of 2025.

Advertising and marketing expense increased 4% comparing the second quarter of 2026 to the same period of the prior year, and increased 7% comparing the first six months of 2026 to the same period of the prior year. The increase in expense was primarily due to an increase in other sales promotions.

Communication and data connectivity expense decreased 11% comparing the second quarter of 2026 to the same period of the prior year, and decreased 21% comparing the first six months of 2026 to the same period of the prior year.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense increased 5% comparing the second quarter of 2026 to the same period of the prior year, and increased 9% comparing the first six months of 2026 to the same period of the prior year. These increases were primarily due to the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, decreased 1% when comparing the second quarter of 2026 to the same period of the prior year, and increased 5% when comparing the first six months of 2026 to the same period of the prior year.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Correspondent banking expense increased 7% when comparing the second quarter of 2026 to the same period of the prior year, and increased 4% when comparing the first six months of 2026 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 23% when comparing the second quarter of 2026 to the same period of the prior year, and decreased 23% when comparing the first six months of 2026 to the same period of the prior year.  The decreases across both periods were due to no longer needing to amortize an intangible at CSB as done in the prior year.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

These expenses are expected to naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense decreased 9% when comparing the second quarter of 2026 to the same period of the prior year, and decreased 12% when comparing the first six months of 2026 to the same period of the prior year due to renegotiated debit card contracts.

Trust expense increased 10% when comparing the second quarter of 2026 to the same period of the prior year, and increased 21% when comparing the first six months of 2026 to the same period of the prior year due to increased assets under management when comparing June 30, 2026 to June 30, 2025.

Other noninterest expense increased 21% when comparing the second quarter of 2026 to the same period of the prior year, and increased 56% when comparing the first six months of 2026 to the same period of the prior year.  The increases across both periods were primarily due to taxes on stock repurchases in 2026. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the second quarter of 2026, the Company incurred income tax expense of $3.2 million, compared to income tax expense of $1.6 million in the same period of the prior year.  During the first six months of 2026, the Company incurred income tax expense of $5.7 million, compared to income tax expense of $1.9 million in the first six months of 2025. The increase was primarily due to higher pre-tax income from higher capital markets revenue.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	June 30, 2026		March 31, 2026		December 31, 2025		June 30, 2025

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$191,750	2%	$119,328	1%	$152,893	2%	$194,889	3%
Securities	1,401,408	15%	1,324,750	14%	1,312,310	14%	1,263,452	14%
Net loans/leases	6,945,745	73%	7,200,041	75%	7,076,828	74%	6,836,192	74%
Derivatives	211,178	2%	209,836	2%	188,409	2%	187,740	2%
Other assets	770,562	8%	759,740	8%	767,754	8%	697,494	7%
Total assets	$9,520,643	100%	$9,613,695	100%	$9,498,194	100%	$9,179,767	100%

Total deposits	$7,417,334	78%	$7,770,850	80%	$7,414,198	77%	$7,318,353	79%
Total borrowings	660,315	7%	418,257	4%	638,541	7%	509,359	6%
Derivatives	131,921	1%	149,836	2%	137,051	2%	146,941	2%
Other liabilities	161,316	2%	152,288	2%	196,093	2%	154,560	2%
Total stockholders' equity	1,149,757	12%	1,122,464	12%	1,112,311	12%	1,050,554	11%
Total liabilities and stockholders' equity	$9,520,643	100%	$9,613,695	100%	$9,498,194	100%	$9,179,767	100%

During the second quarter of 2026, the Company's total assets decreased $93.1 million from March 31, 2026, to a total of $9.5 billion. The Company’s net loans/leases decreased $254.3 million, or 4%, in the second quarter of 2026. Deposits decreased $353.5 million, or 5%, during the second quarter of 2026.  Borrowings increased $242.1 million, or 58%, during the second quarter of 2026 due primarily to a decrease in deposits.  The Company actively managed down higher cost deposits off in anticipation of the liquidity generated by the loan securitization and LIHTC offtake transactions.

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

Trading securities had a fair value of $116.0 million as of June 30, 2026 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in prior years. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2026		March 31, 2026		December 31, 2025		June 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$13,928	1%	$15,059	1%	$16,024	1%	$14,267	1%
Municipal securities	1,126,056	80%	1,081,102	81%	1,081,002	82%	1,033,642	81%
Residential mortgage-backed and related securities	88,515	6%	86,222	7%	68,855	5%	58,864	5%
Asset-backed securities	3,769	1%	4,076	1%	4,439	1%	6,684	1%
Other securities	53,455	4%	55,845	4%	58,133	5%	67,358	5%
Trading securities	115,967	8%	82,728	6%	83,857	6%	82,900	7%
	$1,401,690	100%	$1,325,032	100%	$1,312,310	100%	$1,263,715	100%

Securities as a % of total assets	14.72%		13.78%		13.82%		13.67%
Net unrealized losses as a % of Amortized Cost	(12.22)%		(12.48)%		(10.82)%		(13.20)%
Duration (in years)	5.2		5.2		5.4		5.6
Annual yield on investment securities (tax equivalent)	5.73%		5.62%		4.77%		5.46%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 10% on an annualized basis, when adding back the impact from the runoff of m2 loans and leases and excluding the LIHTC loan offtake transactions and securitization during the first six months of 2026. The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	June 30, 2026		March 31, 2026		December 31, 2025		June 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving*	$407,419	6%	$376,284	5%	$384,656	5%	$380,029	5%
C&I - other	1,209,913	17%	1,296,273	18%	1,318,866	18%	1,375,689	20%
CRE - owner occupied	589,928	8%	588,098	8%	577,352	8%	593,675	9%
CRE - non-owner occupied	966,873	14%	1,000,673	14%	1,036,655	15%	1,036,049	15%
Construction and land development*	1,205,553	17%	1,301,630	18%	1,308,422	18%	1,529,022	22%
Multi-family*	1,871,240	27%	1,937,922	27%	1,769,331	25%	1,251,763	18%
Direct financing leases	6,382	-%	7,947	-%	9,533	-%	12,880	-%
1-4 family real estate	613,664	9%	618,973	8%	603,683	9%	592,253	9%
Consumer	161,958	2%	157,700	2%	158,457	2%	153,564	2%
Total loans/leases	$7,032,930	100%	$7,285,500	100%	$7,166,955	100%	$6,924,924	100%
Less allowance	(87,185)		(85,459)		(90,127)		(88,732)
Net loans/leases	$6,945,745		$7,200,041		$7,076,828		$6,836,192

*       As of June 30, 2026, there were no LIHTC loans held for sale in preparation for securitization or LIHTC loan sale.  As of March 31, 2026, there were LIHTC multi-family loans held for sale in preparation for securitization totaling $315.6 million and C&I – other loans and construction loans

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

totaling $129.6 million and $77.7 million, respectively, held for sale in preparation for a LIHTC loan sale. There were no loans held for sale in preparation for securitization or LIHTC loan sales at December 31, 2025 or June 30, 2025. All loans held for sale are performing and pass rated.

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family based on nature of the loan. As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis. At June 30, 2026, approximately 44% of the CRE loan portfolio consisted of LIHTC loans, all of which are performing and all of which are pass rated.

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

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of June 30, 2026:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $219.0 million, or 3.1%, of total loans at June 30, 2026.

	As of June 30,		As of December 31,		As of June 30,
	2026		2025		2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$2,118,518	44%	$2,196,023	46%	$2,057,244	45%
Lessors of nonresidential buildings	663,083	14%	712,429	15%	701,754	15%
Lessors of residential buildings - non LIHTC	617,254	13%	481,979	10%	507,213	11%
Hotels	193,810	3%	182,383	4%	131,404	3%
New housing for-sale builders	84,771	2%	89,011	2%	69,926	1%
Other *	1,164,969	24%	1,129,364	23%	1,149,458	25%
Other - LIHTC	5,723	-%	9,167	-%	1,442	-%
Total CRE loans	$4,848,128	100%	$4,800,356	100%	$4,618,441	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $67.8 million, or approximately 1.4% of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of June 30,				As of March 31,				As of December 31,
	2026				2026				2025
	Delinquency Status*			% of	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,782,761	$—	$4,782,761	98%	$4,870,668	$—	$4,870,668	98%	$4,729,162	$37	$4,729,199	98%
Special Mention	26,315	—	26,315	1%	40,790	—	40,790	1%	34,712	—	34,712	1%
Substandard	26,864	12,188	39,052	1%	26,793	11,607	38,400	1%	26,923	9,522	36,445	1%
Doubtful	—	—	—	0%	—	—	—	0%	—	—	—	0%
	$4,835,940	$12,188	$4,848,128	100%	$4,938,251	$11,607	$4,949,858	100%	$4,790,797	$9,559	$4,800,356	100%

As a percentage of total CRE portfolio	99.75%	0.25%	100%		99.77%	0.23%	100%		99.80%	0.20%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s construction and land development loan portfolio includes the following:

	As of
	June 30, 2026		December 31, 2025		June 30, 2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$574,644	48%	$741,531	56%	$1,075,000	70%
Construction (commercial)	560,283	46%	486,156	37%	366,303	24%
Land development	60,246	5%	73,732	6%	78,530	5%
Construction (non-commercial residential)	10,380	1%	7,003	1%	9,189	1%
Total construction and land development	$1,205,553	100%	$1,308,422	100%	$1,529,022	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

The remaining 1-4 family real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and to recognize noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2026		2026		2025		2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$30,687	23%	$36,893	23%	$43,097	23%	$57,120	23%
Construction - General	11,587	9%	13,083	8%	15,105	8%	20,003	8%
Computer Equipment	8,378	6%	9,458	6%	10,505	6%	13,883	6%
Tractors	7,592	6%	8,882	6%	10,465	6%	14,082	6%
Trailers	7,555	6%	8,998	6%	10,613	6%	14,624	6%
Marine Travelift	7,442	5%	8,407	5%	9,068	5%	10,733	4%
Manufacturing - General	6,091	5%	7,180	4%	8,472	5%	11,577	5%
Food Processing Equipment	6,069	4%	8,324	5%	9,431	5%	12,578	5%
Manufacturing - CNC	4,028	3%	4,633	3%	5,506	3%	6,904	3%
Concrete Equipment	3,864	3%	4,281	3%	4,662	2%	5,528	2%
Forklifts	3,497	3%	4,037	3%	4,507	2%	5,645	2%
Freightliners	3,368	2%	4,422	3%	5,602	3%	8,811	3%
Other *	34,906	25%	42,277	25%	50,607	26%	68,529	27%
Total m2 loans and leases	$135,064	100%	$160,875	100%	$187,640	100%	$250,017	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the ACL for loans/leases for the three and six months ended June 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(dollars in thousands)

Balance, beginning	$85,459	$90,354	$90,127	$89,841
Change in ACL for the transfer of loans to LHFS	374	—	(3,076)	—
Provision	4,652	4,667	7,340	9,410
Charge-offs	(3,573)	(6,490)	(8,020)	(11,434)
Recoveries	273	201	814	915
Balance, ending	$87,185	$88,732	$87,185	$88,732

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(dollars in thousands)

Balance, beginning	$6,904	$7,764	$7,138	$8,273
Provisions (credited) to expense	56	(624)	(178)	(1,133)
Balance, ending	$6,960	$7,140	$6,960	$7,140

The Company recorded a negative provision on credit losses related to OBS exposures in the second quarter of 2026 of $56 thousand and negative provision of $178 thousand for the first six months of 2026. The balance primarily fluctuates with changes in the balance of unfunded commitments. At June 30, 2026, the allowance for OBS exposures was $6.7 million.

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025

	(dollars in thousands)

Special Mention	$69,706	$82,819	$74,765	$68,621
Substandard/Classified loans***	64,519	63,491	64,142	81,040
Doubtful/Classified loans***	—	—	—	—
Criticized Loans **	$134,225	$146,310	$138,907	$149,661

Criticized Loans as a % of Total Loans/Leases	1.91%	2.01%	1.94%	2.16%
Classified Loans as a % of Total Loans/Leases	0.92%	0.87%	0.89%	1.17%

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

Criticized loans as a percentage of loans and leases decreased from 2.01% at March 31 2026 to 1.91% at June 30, 2026 primarily due to payoffs on two large loans, while classified loans as a percentage of loans and leases increased to 0.92% at June 30, 2026 from 0.87% at March 31, 2026 primarily due to the downgrade of one loan. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
ACL for loans/leases / Total loans/leases held for investment	1.24%	1.26%	1.26%	1.28%
ACL for loans/leases / NPLs	222.75%	204.16%	213.08%	208.84%

Although management believes that the ACL at June 30, 2026 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality remains a cornerstone of the Company’s strategy.  Sustainable, profitable growth depends on maintaining that quality.  The Company consistently directs focused efforts across its subsidiary banks and equipment financing company to strengthen and improve the overall loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025

	(dollars in thousands)

Nonaccrual loans/leases (1)	$39,139	$41,823	$42,212	$42,482
Accruing loans/leases past due 90 days or more	1	35	85	7
Total NPLs	39,140	41,858	42,297	42,489
OREO	350	540	540	62
Other repossessed assets	20	500	500	113
Total NPAs	$39,510	$42,898	$43,337	$42,664

NPLs to total loans/leases	0.56%	0.57%	0.59%	0.62%
NPAs to total loans/leases plus repossessed property	0.56%	0.59%	0.60%	0.06%
NPAs to total assets	0.41%	0.45%	0.45%	0.46%
Nonaccrual loans/leases to total loans/leases	0.56%	0.57%	0.59%	0.61%
ACL to nonaccrual loans	222.76%	204.33%	213.51%	208.84%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at June 30, 2026 were $39.5 million, a decrease of $3.4 million from March 31, 2026, and a decrease of $3.2 million from June 30, 2025.  The ratio of NPAs to total assets was 0.41% at June 30, 2026 and 0.45% at March 31, 2026, compared to 0.46% at June 30, 2025.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Total deposits decreased by $353.5 million during the second quarter of 2026. The Company actively managed higher cost deposits off in anticipation of the liquidity generated by the loan securitization and offtake transactions.

The table below presents the composition of the Company's deposit portfolio:

	As of
	June 30, 2026		March 31, 2026		December 31, 2025		June 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,022,346	14%	$987,514	13%	$950,977	13%	$952,032	13%
Interest bearing demand deposits	5,399,818	73%	5,629,924	72%	5,190,974	70%	5,087,783	70%
Time deposits	840,346	11%	968,914	12%	1,035,317	14%	974,341	13%
Brokered deposits	154,824	2%	184,498	2%	236,930	3%	304,197	4%
	$7,417,334	100%	$7,770,850	100%	$7,414,198	100%	$7,318,353	100%

The Company actively participates in the ICS/CDARS program, a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.4 billion, or 31.7% of all deposits, as of June 30, 2026.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.9 billion and $1.5 billion as of June 30, 2026 and 2025, respectively.

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

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025

	(dollars in thousands)

Federal funds purchased	$8,907	$1,950	$2,650	$1,350

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
	(dollars in thousands)

Term FHLB advances	$10,609	$10,609	$10,383	$145,383
Overnight FHLB advances	258,000	15,000	235,000	80,000
	$268,609	$25,609	$245,383	$225,383

The Company had an increase in overnight FHLB advances of $243.0 million from March 31, 2026 to June 30, 2026.  The increase was primarily due to funding needs from strong loan growth during the second quarter of 2026 and managing down higher cost deposits.

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

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	June 30, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2026	$261,305	3.97%	$320,520	4.02%
2027	42,379	4.05	42,348	4.05
2028	52,557	3.99	52,519	3.99
2029	66,966	3.30	66,926	3.30
2030	—	—	—	—
Thereafter	226	0.00	—	—
Total Wholesale Funding	$423,433	3.88%	$482,313	3.92%

During the first six months of 2026, wholesale funding decreased $58.9 million due to deposit growth.

The Company renewed its revolving credit note in the second quarter of 2026.  At renewal, the available amount under the line of credit remained at $60.0 million for which there was no outstanding balance as of June 30, 2026.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50%, or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of each of the Company’s bank subsidiaries.

The Company had other borrowings totaling $99.4 million as of June 30, 2026. In August 2025, the Company pledged a portion of its HTM municipal securities in exchange for term borrowings through a repurchase agreement. The repurchase agreements are reported as secured borrowings as we maintain effective control of the financed assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had subordinated notes totaling $234.3 million and $233.7 million as of June 30, 2026 and 2025, respectively.

The Company had junior subordinated debentures totaling $49.1 million and $48.9 million as of June 30, 2026 and 2025, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025

	(dollars in thousands)

Common stock	$16,367	$16,496	$16,691	$16,935
Additional paid in capital	367,018	368,522	372,851	376,571
Retained earnings	814,481	789,909	773,353	717,956
AOCI	(48,109)	(52,463)	(50,584)	(60,908)
Total stockholders' equity	$1,149,757	$1,122,464	$1,112,311	$1,050,554

TCE / TA ratio (non-GAAP)*	10.71%	10.31%	10.33%	9.92%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of June 30, 2026 and 2025, no preferred stock was outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $191.8 million and $250.5 million at June 30, 2026 and 2025, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At June 30, 2026, the subsidiary banks had 26 lines of credit totaling $929.8 million with upstream correspondent banks, of which $489.0 million was secured and $440.8 million was unsecured. At June 30, 2026, the Company had the full $929.8 million available under these lines of credit.

At December 31, 2025, the subsidiary banks had 26 lines of credit totaling $930.7 million, of which $489.9 million was secured and $440.8 million was unsecured. At December 31, 2025, $930.7 million was available under these lines of credit.

The Company has emphasized growing the number and amount of available lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $60.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2027.  At June 30, 2026, the full $60.0 million was available.

As of June 30, 2026, the Company had $1.0 billion in actual correspondent banking deposits spread over 188 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $429.7 million during the first six months of 2026, compared to $220.1 million for the same period of 2025. The net decrease in federal funds sold was $3.5 million for the first six months of 2026, compared to a net decrease of $150 thousand for the same period of 2025. The net increase in interest-bearing deposits at financial institutions was $32.8 million for the first six months of 2026, compared to a net decrease of $24.7 million for the same period of 2025. Proceeds from calls, maturities, and paydowns of securities were $41.2 million for the first six months of 2026, compared to $48.6 million for the same period of 2025. Purchases of securities used cash of $95.8 million for the first six months of 2026, compared to $119.9 million for the same period of 2025. There were no proceeds from the sale of securities for the first six months of 2026 and 2025. The net increase in loans/leases used cash of $318.8 million for the first six months of 2026 compared to a net increase in loans of $149.8 million for the same period of 2025.

Financing activities used cash of $11.3 million for the first six months of 2026, compared to cash provided by financing activities of $194.4 million for same period of 2025.  Net increases in deposits totaled $3.1 million for the first six months of 2026, compared to net increases in deposits of $257.2 million for the same period of 2025. During the first six months of 2026, the Company's short-term borrowings increased $6.3 million compared to a decrease in short-term borrowings of $450 thousand for the same period of 2025. Net increase in overnight advances totaled $23.0 million for the first six months of 2026 as compared to net decrease of $60.0 million for the same period of 2025. Payments on other borrowings totaled $8.2 million for the first six months of 2026. There were no payments on other borrowings during the first six months of 2025. Repurchase and cancellation of shares in the first six months of 2026 totaled $34.3 million, as compared to no repurchase and cancellation of shares in the first six months of 2025.

Total cash provided by operating activities was $475.9 million for the first six months of 2026, compared to net cash provided by operating activities of $38.7 million for the same period of 2025.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

As of June 30, 2026 and December 31, 2025, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Forward-looking statements are not historical facts but instead represent management’s current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Actual results may differ, possibly materially, from those currently expected or projected in these forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by forward-looking statements. A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, but are not limited to:

●	The strength of the local, state, national and international economies and financial markets, including effects of inflationary pressures, global energy market conditions, the threat or implementation of tariffs, immigration enforcement and changes in foreign policy.
●	Changes in, and the interpretation and prioritization of, local, state and federal laws, regulations and governmental policies, including executive orders.
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, military conflicts, acts of war or threats thereof (including the Russian invasion of Ukraine, ongoing conflicts in the Middle East, and other adverse external events that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control), and the response of the local, state and national governments to any such adverse external events.
●	New or revised accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	The imposition of tariffs or other governmental policies impacting the value of products produced by the Company’s commercial borrowers.
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions, private credit firms, fintech companies, and digital asset service providers, and the inability to attract new customers.
●	Rapid technological changes implemented by us and our third-party vendors, including the development and implementation of tools incorporating artificial intelligence.
●	Unexpected results of acquisitions, including failure to realize the anticipated benefits of the acquisitions and the possibility that transaction and integration costs may be greater than anticipated.
●	The loss of key executives and employees, talent shortages and employee turnover.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Changes in consumer spending.
●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.
●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates.
●	Credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).
●	The overall health of the local and national real estate market.
●	The ability to maintain an adequate level of allowance for credit losses on loans.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds.
●	The level of non-performing assets on our balance sheet.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	The occurrence of fraudulent activity, breaches or failures of the Company’s or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud.
●	Emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers.
●	Changes in the interest rates and repayment rates of the Company’s assets.
●	The effectiveness of our risk management framework.
●	The ability of the Company to manage the risks associated with the foregoing.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE IN YEAR 1
		As of June 30,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2026	2025

300 basis point downward parallel shock	(30.0)%	2.0%	0.9%
200 basis point downward parallel shift	(10.0)%	0.6%	0.5%
200 basis point upward parallel shift	(10.0)%	(1.0)%	(0.6)%
300 basis point upward parallel shock	(30.0)%	(3.4)%	(1.9)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2026 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2026. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

			Total number of shares	Maximum number
			purchased as part of	of shares that may still
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2026	36,069	86.10	185,525	1,514,475
February 1-28, 2026	29,576	90.28	215,101	1,484,899
March 1-31, 2026	181,644	83.68	396,745	1,303,255
April 1-30, 2026	69,592	89.72	466,337	1,233,663
May 1-31, 2026	69,880	90.10	536,217	1,163,783
June 1-30, 2026	10,167	90.99	546,384	1,153,616

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended June 30, 2026 and June 30, 2025; (iii) Consolidated Statements of Income for the six months ended June 30, 2026 and June 30, 2025; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June  30, 2026 and June 30, 2025; (v) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2026 and June 30, 2025; (vi) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and June 30, 2025; and (vii) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 7, 2026	/s/ Todd A. Gipple
Todd A. Gipple
President & Chief Executive Officer

Date	August 7, 2026	/s/ Nick W. Anderson
Nick W. Anderson
Chief Financial Officer

Date	August 7, 2026	/s/ Brittany N. Whitfield
Brittany N. Whitfield
Chief Accounting Officer