Form 10-Q
period 2026-09-30
QCR HOLDINGS INC
filed 2026-11-06
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of October 30, 2026, the Registrant had outstanding 16,295,691 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2026 and December 31, 2025

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Assets
Cash and due from banks	$89,267	$76,494
Federal funds sold	39,650	23,150
Interest-bearing deposits at financial institutions	57,783	53,249

Securities held to maturity, at amortized cost (including securities pledged on other borrowings of $167,936 and $176,632, respectively, net of allowance for credit losses)	1,029,597	948,676
Securities available for sale, at fair value	285,942	279,777
Securities trading, at fair value	116,050	83,857
Total securities	1,431,589	1,312,310

Loans receivable held for sale	2,449	1,429
Loans/leases receivable held for investment	7,197,454	7,165,526
Gross loans/leases receivable	7,199,903	7,166,955
Less allowance for credit losses	(88,424)	(90,127)
Net loans/leases receivable	7,111,479	7,076,828

Bank-owned life insurance	115,450	112,937
Premises and equipment, net	251,945	215,411
Restricted investment securities	51,638	33,489
Other real estate owned, net	1,709	540
Goodwill	138,595	138,595
Intangibles	6,562	8,080
Derivatives	243,882	188,409
Other assets	255,771	258,702
Total assets	$9,795,320	$9,498,194

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,023,748	$950,977
Interest-bearing	6,179,453	6,463,221
Total deposits	7,203,201	7,414,198

Short-term borrowings	4,750	2,650
Federal Home Loan Bank advances	633,609	245,383
Other borrowings	99,488	107,395
Subordinated notes	234,407	234,122
Junior subordinated debentures	49,090	48,991
Derivatives	262,023	137,051
Other liabilities	156,934	196,093
Total liabilities	8,643,502	8,385,883

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 30, 2026 and December 31, 2025 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 30, 2026 - 16,291,870 shares issued and outstanding December 31, 2025 - 16,690,603 shares issued and outstanding	16,292	16,691
Additional paid-in capital	366,374	372,851
Retained earnings	841,095	773,353
Accumulated other comprehensive loss:
Securities available for sale	(54,626)	(35,655)
Derivatives	(17,317)	(14,929)
Total stockholders' equity	1,151,818	1,112,311
Total liabilities and stockholders' equity	$9,795,320	$9,498,194

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2026 and 2025

	2026	2025

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$77,314	$77,347
Nontaxable	24,617	29,820
Securities:
Taxable	4,968	4,879
Nontaxable	12,962	10,904
Interest-bearing deposits at financial institutions	935	1,340
Restricted investment securities	650	570
Federal funds sold	127	155
Total interest and dividend income	121,573	125,015

Interest expense:
Deposits	44,599	52,817
Short-term borrowings	32	22
Federal Home Loan Bank advances	2,510	2,348
Other borrowings	1,081	479
Subordinated notes	3,934	3,861
Junior subordinated debentures	725	689
Total interest expense	52,881	60,216
Net interest income	68,692	64,799
Provision for credit losses	4,452	4,305
Net interest income after provision for credit losses	64,240	60,494

Noninterest income:
Trust fees	3,980	3,544
Investment advisory and management fees	1,677	1,488
Deposit service fees	2,230	2,231
Gains on sales of residential real estate loans, net	325	529
Capital markets revenue	16,901	23,832
Earnings on bank-owned life insurance	887	952
Debit card fees	1,745	1,648
Correspondent banking fees	738	664
Loan related fee income	1,045	846
Fair value gain on derivatives and trading securities	442	324
Other	512	593
Total noninterest income	30,482	36,651

Noninterest expense:
Salaries and employee benefits	32,803	34,338
Occupancy and equipment expense	8,165	7,363
Professional and data processing fees	5,250	6,741
FDIC insurance, other insurance and regulatory fees	1,847	2,035
Loan/lease expense	606	345
Net cost of and losses on operations of other real estate	24	3
Advertising and marketing	2,143	1,830
Communication and data connectivity	170	40
Supplies	223	259
Bank service charges	679	678
Correspondent banking expense	334	338
Intangibles amortization	506	662
Payment card processing	551	569
Trust expense	423	412
Other	1,002	974
Total noninterest expense	54,726	56,587
Net income before income taxes	39,996	40,558
Federal and state income tax expense	3,562	3,844
Net income	$36,434	$36,714

Basic earnings per common share	$2.23	$2.17
Diluted earnings per common share	$2.21	$2.16

Weighted average common shares outstanding	16,362,311	16,919,785
Weighted average common and common equivalent shares outstanding	16,451,111	17,015,730

Cash dividends declared per common share	$0.15	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30, 2026 and 2025

	2026	2025

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$231,555	$226,557
Nontaxable	74,595	83,915
Securities:
Taxable	14,685	14,272
Nontaxable	36,274	30,274
Interest-bearing deposits at financial institutions	3,776	4,778
Restricted investment securities	1,554	1,726
Federal funds sold	252	413
Total interest and dividend income	362,691	361,935

Interest expense:
Deposits	136,948	154,217
Short-term borrowings	90	55
Federal Home Loan Bank advances	4,190	7,197
Other borrowings	3,512	479
Subordinated notes	11,777	11,062
Junior subordinated debentures	2,128	2,058
Total interest expense	158,645	175,068
Net interest income	204,046	186,867
Provision for credit losses	11,614	12,582
Net interest income after provision for credit losses	192,432	174,285

Noninterest income:
Trust fees	12,155	10,625
Investment advisory and management fees	4,767	3,996
Deposit service fees	6,318	6,601
Gains on sales of residential real estate loans, net	1,446	1,382
Capital markets revenue	42,994	40,217
Earnings on bank-owned life insurance	2,843	2,474
Debit card fees	5,156	4,784
Correspondent banking fees	2,178	1,977
Loan related fee income	3,061	2,840
Fair value gain (loss) on derivatives and trading securities	375	(453)
Other	1,568	1,215
Total noninterest income	82,861	75,658

Noninterest expense:
Salaries and employee benefits	96,312	90,176
Occupancy and equipment expense	22,986	20,655
Professional and data processing fees	16,009	17,974
FDIC insurance, other insurance and regulatory fees	5,892	5,965
Loan/lease expense	1,003	1,133
Net cost of and losses on operations of other real estate	29	44
Advertising and marketing	5,740	5,189
Communication and data connectivity	615	604
Supplies	721	718
Bank service charges	2,054	1,994
Correspondent banking expense	1,002	981
Intangibles amortization	1,518	1,984
Payment card processing	1,555	1,710
Trust expense	1,352	1,182
Other	3,220	2,400
Total noninterest expense	160,008	152,709
Net income before income taxes	115,285	97,234
Federal and state income tax expense	9,217	5,704
Net income	$106,068	$91,530

Basic earnings per common share	$6.43	$5.41
Diluted earnings per common share	$6.39	$5.38

Weighted average common shares outstanding	16,501,369	16,916,371
Weighted average common and common equivalent shares outstanding	16,587,489	17,011,877

Cash dividends declared per common share	$0.35	$0.18

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025

	(dollars in thousands)

Net income	$36,434	$36,714

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(27,789)	9,262
	(27,789)	9,262

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(3,667)	1,784
	(3,667)	1,784

Other comprehensive income (loss), before tax	(31,456)	11,046
Tax expense (benefit)	(7,622)	3,054
Other comprehensive income (loss), net of tax	(23,834)	8,342

Comprehensive income	$12,600	$45,056

	Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)

Net income	$106,068	$91,530

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(25,019)	1,365
	(25,019)	1,365
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(3,209)	8,061
	(3,209)	8,061

Other comprehensive income (loss), before tax	(28,228)	9,426
Tax expense (benefit)	(6,869)	2,351
Other comprehensive income (loss), net of tax	(21,359)	7,075

Comprehensive income	$84,709	$98,605

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three and Nine Months Ended September 30, 2026 and 2025

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2025	$16,691	$372,851	$773,353	$(50,584)	$1,112,311
Net income	—	—	33,383	—	33,383
Other comprehensive loss, net of tax	—	—	—	(1,879)	(1,879)
Common cash dividends declared, $0.10 per share	—	—	(1,674)	—	(1,674)
Repurchase and cancellation of 247,289 shares of common stock
as a result of a share repurchase program	(247)	(5,442)	(15,153)	—	(20,842)
Stock-based compensation expense	—	1,053	—	—	1,053
Issuance of common stock under employee benefit plans	52	60	—	—	112
Balance, March 31, 2026	$16,496	$368,522	$789,909	$(52,463)	$1,122,464
Net income	—	—	36,251	—	36,251
Other comprehensive income, net of tax	—	—	—	4,354	4,354
Repurchase and cancellation of 149,639 shares of common stock
as a result of a share repurchase program	(150)	(3,293)	(10,027)	—	(13,470)
Common cash dividends declared, $0.10 per share	—	—	(1,652)	—	(1,652)
Stock-based compensation expense	—	690	—	—	690
Issuance of common stock under employee benefit plans	21	1,099	—	—	1,120
Balance, June 30, 2026	$16,367	$367,018	$814,481	$(48,109)	$1,149,757
Net income	—	—	36,434	—	36,434
Other comprehensive loss, net of tax	—	—	—	(23,834)	(23,834)
Common cash dividends declared, $0.15 per share	—	—	(2,457)	—	(2,457)
Repurchase and cancellation of 94,861 shares of common stock
as a result of a share repurchase program	(95)	(2,087)	(7,363)	—	(9,545)
Stock-based compensation expense	—	609	—	—	609
Issuance of common stock under employee benefit plans	20	834	—	—	854
Balance, September 30, 2026	$16,292	$366,374	$841,095	$(71,943)	$1,151,818

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income/(Loss)	Total

	(dollars in thousands)

Balance December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387
Net income	—	—	25,797	—	25,797
Other comprehensive income, net of tax	—	—	—	404	404
Common cash dividends declared, $0.06 per share	—	—	(1,015)	—	(1,015)
Stock-based compensation expense	—	1,299	—	—	1,299
Issuance of common stock under employee benefit plans	38	(1,163)	—	—	(1,125)
Balance, March 31, 2025	$16,920	$375,111	$689,953	$(59,237)	$1,022,747
Net income	—	—	29,019	—	29,019
Other comprehensive loss, net of tax	—	—	—	(1,671)	(1,671)
Common cash dividends declared, $0.06 per share	—	—	(1,016)	—	(1,016)
Stock-based compensation expense	—	622	—	—	622
Issuance of common stock under employee benefit plans	15	838	—	—	853
Balance, June 30, 2025	$16,935	$376,571	$717,956	$(60,908)	$1,050,554
Net income	—	—	36,714	—	36,714
Other comprehensive income, net of tax	—	—	—	8,342	8,342
Common cash dividends declared, $0.06 per share	—	—	(1,017)	—	(1,017)
Repurchase and cancellation of 115,735 shares of common stock
as a result of a share repurchase program	(116)	(2,547)	(6,330)	—	(8,993)
Stock-based compensation expense	—	687	—	—	687
Issuance of common stock under employee benefit plans	20	608	—	—	628
Balance, September 30, 2025	$16,839	$375,319	$747,323	$(52,566)	$1,086,915

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2026 and 2025

	2026	2025

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,068	$91,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,907	6,995
Provision for credit losses	11,614	12,582
Stock-based compensation expense	2,352	2,608
Deferred compensation expense accrued	5,094	4,373
Gains on other real estate owned, net	—	(35)
Amortization of securities premiums/discounts, net	1,117	(285)
Fair value (gain) loss on derivatives and trading securities	(375)	452
Ineffectiveness on fair value hedges	21	16
Loans originated for sale	(63,866)	(60,484)
Proceeds on sales of loans	226,003	62,659
Gains on sales of residential real estate loans	(1,446)	(1,382)
Proceeds from loan securitizations	247,702	—
Net loss on loan securitizations	1,272	—
Net loss on LIHTC construction loan sales	287	—
Losses on sales and disposals of premises and equipment	5	6
Amortization of intangibles	1,518	1,984
Accretion of acquisition fair value adjustments, net	(1,035)	(451)
Increase in cash value of bank-owned life insurance	(2,745)	(2,474)
Gain on bank-owned life insurance proceeds	(98)	—
Increase (decrease) in other assets	10,197	(9,722)
Increase in other liabilities	(45,086)	(22,239)
Net cash provided by operating activities	$506,506	$86,133

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(16,500)	4,950
Net decrease in interest-bearing deposits at financial institutions	64,537	5,609
Proceeds from sales of other real estate owned	190	806
Activity in securities portfolio:
Purchases	(185,867)	(170,497)
Calls, maturities and redemptions	68,884	41,846
Paydowns	4,331	22,046
Activity in restricted investment securities:
Purchases	(18,149)	(4,606)
Redemptions	—	4,208
Proceeds from bank-owned life insurance	330	—
Net increase in loans/leases originated and held for investment	(492,079)	(407,482)
Proceeds from sales of premises and equipment	—	1,845
Purchase of premises and equipment	(44,446)	(42,863)
Net cash used in investing activities	$(618,769)	$(544,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(210,997)	318,881
Net increase in short-term borrowings	2,100	1,050
Activity in Federal Home Loan Bank advances:
Term advances	226	—
Net change in short-term and overnight advances	388,000	5,000
Activity in other borrowings:
Proceeds from other borrowings, net of issuance costs	—	130,604
Repayments	(8,185)	—
Prepayments of subordinated notes	—	(70,000)
Proceeds from subordinated notes	—	70,000
Payment of cash dividends on common stock	(4,337)	(3,044)
Proceeds from issuance of common stock, net	2,086	356
Repurchase and cancellation of common stock	(43,857)	(8,993)
Net cash provided by (used in) financing activities	$125,036	$443,854

Net increase in cash and due from banks	12,773	(14,151)

Cash and due from banks, beginning	76,494	91,732
Cash and due from banks, ending	$89,267	$77,581

	2026	2025

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$161,560	$177,880
Income/franchise taxes	2,978	635

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	2,803	(2,004)
Transfers of loans to other real estate owned	1,359	110
Transfer of loans to held for sale for securitizations in preparation	161,711	—
Transfer of loans to held for sale for LIHTC construction loan sale	281,737	—
Increase in the fair value of back-to-back interest rate swap assets and liabilities	96,988	23,186
Dividends payable	2,457	1,017

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026, or for any other period.

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

HTM Securities: During the third quarter of 2026, the Company identified an error in the fair values previously disclosed for certain capital appreciation bonds classified as held-to-maturity securities. The error understated the disclosed fair value of these securities and overstated the related disclosed unrealized losses. The error did not affect the amortized cost carrying amounts of the securities or any amounts recognized in the Company’s consolidated financial statements. The Company evaluated the error and concluded that it was not material to the previously issued annual or interim financial statements. The applicable prior period comparative disclosure presented in this Form 10-Q for the quarter ended September 30, 2026 reflects the corrected information. The revision increased the previously disclosed fair value of held-to-maturity securities by approximately $83.2 million as of June 30, 2026, approximately $66.7 million as of March 31, 2026, and approximately $63.0 million as of  December 31, 2025, with corresponding decreases in the previously disclosed net unrealized losses.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2026 and December 31, 2025 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
September 30, 2026:
Securities HTM:
Municipal securities	$998,172	$(272)	$6,776	$(116,564)	$888,112
Corporate securities	30,657	(9)	94	(195)	30,547
Other securities	1,050	(1)	—	(7)	1,042
	$1,029,879	$(282)	$6,870	$(116,766)	$919,701

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$15,543	$—	$3	$(2,190)	$13,356
Residential mortgage-backed and related securities	117,477	—	4	(11,348)	106,133
Municipal securities	204,365	—	—	(58,163)	146,202
Asset-backed securities	3,590	—	61	—	3,651
Corporate securities	16,961	—	44	(405)	16,600
	$357,936	$—	$112	$(72,106)	$285,942

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$918,189	$(272)	$26,059	$(56,752)	$887,224
Corporate securities	29,719	(9)	2,660	—	32,370
Other securities	1,050	(1)	—	(1)	1,048
	$948,958	$(282)	$28,719	$(56,753)	$920,642

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$17,775	$—	$4	$(1,755)	$16,024
Residential mortgage-backed and related securities	72,951	—	151	(4,247)	68,855
Municipal securities	203,613	—	27	(40,555)	163,085
Asset-backed securities	4,345	—	94	—	4,439
Corporate securities	28,068	—	148	(842)	27,374
	$326,752	$—	$424	$(47,399)	$279,777

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026, and December 31, 2025, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2026:
Securities HTM:
Municipal securities	$529,564	$(66,788)	$172,388	$(49,776)	$701,952	$(116,564)
Corporate securities	22,910	(195)	—	—	22,910	(195)
Other securities	1,043	(7)	—	—	1,043	(7)
	$553,517	$(66,990)	$172,388	$(49,776)	$725,905	$(116,766)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$—	$—	$12,876	$(2,190)	$12,876	$(2,190)
Residential mortgage-backed and related securities	77,390	(6,509)	28,516	(4,839)	105,906	(11,348)
Municipal securities	5,470	(426)	140,732	(57,737)	146,202	(58,163)
Corporate securities	1,473	(21)	10,866	(384)	12,339	(405)
	$84,333	$(6,956)	$192,990	$(65,150)	$277,323	$(72,106)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2025:
Securities HTM:
Municipal securities	$41,724	$(1,329)	$307,914	$(55,423)	$349,638	$(56,752)
Other securities	549	(1)	—	—	549	(1)
	$42,273	$(1,330)	$307,914	$(55,423)	$350,187	$(56,753)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$48	$(1)	$13,663	$(1,754)	$13,711	$(1,755)
Residential mortgage-backed and related securities	16,167	(592)	32,137	(3,655)	48,304	(4,247)
Municipal securities	636	(9)	159,146	(40,546)	159,782	(40,555)
Corporate securities	1,491	(25)	18,802	(817)	20,293	(842)
	$18,342	$(627)	$223,748	$(46,772)	$242,090	$(47,399)

As of September 30, 2026, the investment portfolio included 688 securities. Of this number, 627 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 13.6% of the total amortized cost of the portfolio. Of these 627 securities, there were 368 securities that were in an unrealized loss position for twelve months or more. Management has concluded unrealized losses as of September 30, 2026 were temporary due to the changing interest rate environment.

There was no allowance for credit losses for available for sale securities for each of the three and nine months ended September 30, 2026 and 2025. The following tables present the activity in the allowance for credit losses for held to maturity securities by major security type for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended
	September 30, 2026				September 30, 2025
	Securities HTM				Securities HTM
	Municipal	Corporate	Other		Municipal	Corporate	Other
	securities	securities	securities	Total	securities	securities	securities	Total

(dollars in thousands)
Allowance for credit losses:
Beginning balance	$272	$9	$1	$282	$254	$8	$1	$263
Provision	—	—	—	—	—	—	—	—
Balance, ending	$272	$9	$1	$282	$254	$8	$1	$263

Nine Months Ended
	September 30, 2026				September 30, 2025
	Securities HTM				Securities HTM
	Municipal	Corporate	Other		Municipal	Other	Other
	securities	securities	securities	Total	securities	securities	securities	Total

(dollars in thousands)
Allowance for credit losses:
Beginning balance	$272	9	$1	$282	$254	$8	$1	$263
Provision for credit loss expense	—	—	—	—	—	—	—	—
Balance, ending	$272	9	$1	$282	$254	$8	$1	$263

Trading securities had a fair value of $116.1 million as of September 30, 2026 and $83.9 million as of December 31, 2025 and consisted of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company. The change in fair value on trading securities for the nine months ended September 30, 2026 and 2025 was a net gain of $397 thousand and a net gain of $530 thousand, respectively. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications during either the three or nine months ended September 30, 2026 or 2025.

There were no sales of securities during either the three and nine months ended September 30, 2026 or 2025.

The amortized cost and fair value of securities as of September 30, 2026 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$976	$969
Due after one year through five years	41,183	40,679
Due after five years	987,720	878,053
	$1,029,879	$919,701
Securities AFS:
Due in one year or less	$17	$17
Due after one year through five years	22,113	20,696
Due after five years	214,739	155,445
	236,869	176,158
Residential mortgage-backed and related securities	117,477	106,133
Asset-backed securities	3,590	3,651
	$357,936	$285,942

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of September 30, 2026:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$175,789	$160,951
Corporate securities	30,657	30,546
	$206,446	$191,497

Securities AFS:
Municipal securities	$204,223	$146,073
Corporate securities	15,493	15,129
	$219,716	$161,202

As of September 30, 2026, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 81 issuers with fair values totaling $94.6 million and revenue bonds, issued by 159 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $939.7 million. The Company also held investments in general obligation bonds in 18 states, including 9 states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2025, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 80 issuers with fair values totaling $106.8 million and revenue bonds, issued by 164 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $942.3 million. The Company held investments in general obligation bonds in 18 states, including nine states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

The Company monitors the investments and concentration closely. Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2026 and December 31, 2025, the Company did not hold general obligation bonds of any single issuer, that in aggregate exceed 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by its four subsidiary banks, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of September 30, 2026, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2026, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

The following table summarizes the fair value of investment securities pledged and held under derivatives, public deposits, short-term borrowings and other borrowings as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(dollars in thousands)
Derivatives:
U.S. govt. sponsored agency securities	$10,861	$11,268
Residential mortgage-backed and related securities	19,056	36,565
Municipal securities	123,777	142,065
	153,694	189,898
Public deposits:
U.S. govt. sponsored agency securities	1,123	1,338
Residential mortgage-backed and related securities	1,656	1,985
	2,779	3,323
Other borrowings:
Municipal securities*	139,372	161,329
	139,372	161,329
Total investments pledged:
U.S. govt. sponsored agency securities	11,984	12,606
Residential mortgage-backed and related securities	20,712	38,550
Municipal securities	263,149	303,394
	$295,845	$354,550

* Municipal securities with an amortized cost of $167.9 million and $176.6 million were pledged on secured borrowings as of September 30, 2026 and December 31, 2025, respectively.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2026 and December 31, 2025 is presented as follows:

	September 30, 2026	December 31, 2025

	(dollars in thousands)
C&I:
C&I - revolving	$450,232	$384,656
C&I - other *	1,183,267	1,318,866
	1,633,499	1,703,522

CRE - owner occupied	607,424	577,352
CRE - non-owner occupied	927,205	1,036,655
Construction and land development	1,203,467	1,308,422
Multi-family	2,040,593	1,769,331
Direct financing leases**	5,610	9,533
1-4 family real estate***	614,717	603,683
Consumer	167,388	158,457
	7,199,903	7,166,955
Allowance for credit losses	(88,424)	(90,127)
	$7,111,479	$7,076,828
Direct financing leases:
Net minimum lease payments to be received	$5,937	$10,076
Estimated unguaranteed residual values of leased assets	—	165
Unearned lease/residual income	(327)	(708)
	5,610	9,533
Less allowance for credit losses	(191)	(311)
	$5,419	$9,222

*      Includes equipment financing agreements outstanding through m2, totaling $106.8 million and $178.1 million as of September 30, 2026 and December 31, 2025, respectively.

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

***  Includes residential real estate loans held for sale totaling $2.4 million and $1.4 million as of September 30, 2026 and December 31, 2025, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $30.4 million and $32.8 million at September 30, 2026 and December 31, 2025, respectively, and was included in Other Assets on the consolidated balance sheets.

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2026 and December 31, 2025 is presented as follows and all loans held for sale are current:

	As of September 30, 2026
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$449,428	$—	$—	$—	$804	$450,232
C&I - other	1,157,016	2,659	618	21	22,953	1,183,267
CRE - owner occupied	605,350	270	—	—	1,804	607,424
CRE - non-owner occupied	927,205	—	—	—	—	927,205
Construction and land development	1,199,349	—	—	—	4,118	1,203,467
Multi-family	2,038,260	—	—	—	2,333	2,040,593
Direct financing leases	5,558	—	—	—	52	5,610
1-4 family real estate	609,650	125	999	—	3,943	614,717
Consumer	166,767	328	50	—	243	167,388
	$7,158,583	$3,382	$1,667	$21	$36,250	$7,199,903

As a percentage of total loan/lease portfolio	99.43%	0.05%	0.02%	0.00%	0.50%	100.00%

	As of December 31, 2025
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I
C&I - revolving	$363,820	$19,972	$—	$—	$864	$384,656
C&I - other	1,284,558	3,755	1,915	3	28,635	1,318,866
CRE - owner occupied	575,669	1,277	—	—	406	577,352
CRE - non-owner occupied	1,033,991	—	—	—	2,664	1,036,655
Construction and land development	1,304,238	—	66	—	4,118	1,308,422
Multi-family	1,735,026	31,972	—	—	2,333	1,769,331
Direct financing leases	8,346	1,133	—	—	54	9,533
1-4 family real estate	597,924	2,760	192	82	2,725	603,683
Consumer	157,962	24	58	—	413	158,457
	$7,061,534	$60,893	$2,231	$85	$42,212	$7,166,955

As a percentage of total loan/lease portfolio	98.53%	0.85%	0.03%	0.00%	0.59%	100.00%

NPLs by classes of loans/leases as of September 30, 2026 and December 31, 2025 are presented as follows and all loans held for sale are performing and not included in this table:

	As of September 30, 2026
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$804	$—	$804	2%
C&I - other	21	15,779	7,174	22,974	63
CRE - owner occupied	—	1,804	—	1,804	5
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	4,118	—	4,118	11
Multi-family	—	2,333	—	2,333	7
Direct financing leases	—	52	—	52	-
1-4 family real estate	—	2,327	1,616	3,943	11
Consumer	—	243	—	243	1
	$21	$27,460	$8,790	$36,271	100%

	As of December 31, 2025
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$864	$864	2%
C&I - other	3	19,678	8,957	28,638	68
CRE - owner occupied	—	406	—	406	1
CRE - non-owner occupied	—	2,664	—	2,664	6
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	5
Direct financing leases	—	54	—	54	0
1-4 family real estate	82	2,409	316	2,807	7
Consumer	—	413	—	413	1
	$85	$32,075	$10,137	$42,297	100%

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2026 or 2025.

	Three Months Ended September 30, 2026
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,967	$21,334	$12,375	$10,545	$13,385	$18,831	$5,057	$1,691	$87,185
Provision	663	1,149	1,072	(635)	195	1,814	1	65	4,324
Charge-offs	—	(2,428)	(50)	(1,660)	—	—	—	(79)	(4,217)
Recoveries	—	1,094	—	—	—	—	—	38	1,132
Balance, ending	$4,630	$21,149	$13,397	$8,250	$13,580	$20,645	$5,058	$1,715	$88,424

	Nine Months Ended September 30, 2026
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,747	$27,684	$6,324	$11,457	$15,397	$18,860	$4,986	$1,672	$90,127
Change in ACL for the transfer of loans to LHFS	—	—	—	—	—	(3,076)	—	—	(3,076)
Provision	810	2,129	7,036	(1,547)	(1,817)	4,861	81	111	11,664
Charge-offs	(3)	(10,392)	(50)	(1,660)	—	—	(9)	(123)	(12,237)
Recoveries	76	1,728	87	—	—	—	—	55	1,946
Balance, ending	$4,630	$21,149	$13,397	$8,250	$13,580	$20,645	$5,058	$1,715	$88,424

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $212 thousand, negative provision of $21 thousand, and no charge-offs or recoveries. The ACL on leases was $191 thousand as of September 30, 2026.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $311 thousand, negative provision of $341 thousand, charge-offs of $5 thousand and recoveries of $226 thousand.  The ACL on leases was $191 thousand as of September 30, 2026.

	Three Months Ended September 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,797	$29,522	$6,741	$10,626	$17,945	$13,542	$4,980	$1,579	$88,732
Provision	153	3,042	(403)	636	(959)	1,844	(183)	95	4,225
Charge-offs	(390)	(4,211)	(87)	—	—	—	—	(58)	(4,746)
Recoveries	78	449	—	—	—	—	26	6	559
Balance, ending	$3,638	$28,802	$6,251	$11,262	$16,986	$15,386	$4,823	$1,622	$88,770

	Nine Months Ended September 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,856	$34,002	$7,147	$11,137	$15,099	$12,173	$4,934	$1,493	$89,841
Provisions	94	9,113	(809)	115	1,804	3,213	(111)	216	13,635
Charge-offs	(390)	(15,559)	(87)	10	—	—	(26)	(128)	(16,180)
Recoveries	78	1,246	—	—	83	—	26	41	1,474
Balance, ending	$3,638	$28,802	$6,251	$11,262	$16,986	$15,386	$4,823	$1,622	$88,770

*    Included within the C&I – Other column are ACL on leases with a beginning balance of $423 thousand, negative provision of $41 thousand, charge-offs of $12 thousand and recoveries of $9 thousand. The ACL on leases was $379 thousand as of September 30, 2025.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $580 thousand, provision of $13 thousand, charge-offs of $233 thousand and recoveries of $19 thousand. The ACL on leases was $379 thousand as of September 30, 2025.

The composition of the ACL on loans/leases held for investment by portfolio segment based on evaluation method as of September 30, 2026 and December 31, 2025 are as follows:

	As of September 30, 2026
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$5,169	$445,063	$450,232	$579	$4,051	$4,630
C&I - other*	26,446	1,162,431	1,188,877	6,242	14,907	21,149
	31,615	1,607,494	1,639,109	6,821	18,958	25,779
CRE - owner occupied	26,096	581,328	607,424	8,511	4,886	13,397
CRE - non-owner occupied	384	926,821	927,205	11	8,239	8,250
Construction and land development	4,482	1,198,985	1,203,467	1,664	11,916	13,580
Multi-family	4,556	2,036,037	2,040,593	864	19,781	20,645
1-4 family real estate	4,437	607,831	612,268	305	4,753	5,058
Consumer	340	167,048	167,388	42	1,673	1,715
	$71,910	$7,125,544	$7,197,454	$18,218	$70,206	$88,424

*   Included within the C&I – other category are leases individually evaluated of $52 thousand with a related allowance for credit losses of $15 thousand and leases collectively evaluated of $5.6 million with a related allowance for credit losses of $176 thousand as of September 30, 2026.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$5,094	$—	$75	$—	$—	$—	$—	$5,169
C&I - other*	7,564	160	131	—	4,335	6,399	7,857	26,446
	12,658	160	206	—	4,335	6,399	7,857	31,615
CRE - owner occupied	—	25,845	—	251	—	—	—	26,096
CRE - non-owner occupied	—	—	384	—	—	—	—	384
Construction and land development	—	—	4,482	—	—	—	—	4,482
Multi-family	—	—	4,556	—	—	—	—	4,556
1-4 family real estate	—	—	343	4,094	—	—	—	4,437
Consumer	—	—	—	334	—	—	6	340
	$12,658	$26,005	$9,971	$4,679	$4,335	$6,399	$7,863	$71,910

*   Included within the C&I – other category are leases individually evaluated of $52 thousand with primary collateral of equipment.

	As of December 31, 2025
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$5,487	$—	$239	$—	$—	$—	$—	$5,726
C&I - other*	7,001	—	—	—	4,760	7,610	11,208	30,579
	12,488	—	239	—	4,760	7,610	11,208	36,305
CRE - owner occupied	—	23,065	—	646	—	—	—	23,711
CRE - non-owner occupied	—	—	3,419	—	—	—	—	3,419
Construction and land development	—	—	4,485	—	—	—	—	4,485
Multi-family	—	—	4,619	—	—	—	—	4,619
1-4 family real estate	—	—	37	3,358	—	—	—	3,395
Consumer	—	—	—	444	—	—	10	454
	$12,488	$23,065	$12,799	$4,448	$4,760	$7,610	$11,218	$76,388

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of September 30, 2026, and all loans held for sale are included in the pass rated line:

	As of September 30, 2026
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$421,901	$421,901
Special Mention	—	—	—	—	—	—	23,211	23,211
Substandard	—	—	—	—	—	—	5,120	5,120
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$450,232	$450,232

C&I - other
Pass	$324,127	$225,480	$91,550	$166,061	$97,929	$137,906	$—	$1,043,053
Special Mention	10,081	118	627	103	463	2,398	—	13,790
Substandard	5,969	1,344	7,033	126	731	4,455	—	19,658
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$340,177	$226,942	$99,210	$166,290	$99,123	$144,759	$—	$1,076,501

CRE - owner occupied
Pass	$128,137	$91,025	$54,726	$66,843	$71,493	$142,215	$18,448	$572,887
Special Mention	11,087	—	—	168	377	530	—	12,162
Substandard	2,214	295	—	89	1,366	18,411	—	22,375
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$141,438	$91,320	$54,726	$67,100	$73,236	$161,156	$18,448	$607,424

CRE - non-owner occupied
Pass	$176,754	$174,253	$91,554	$98,446	$190,936	$140,430	$46,606	$918,979
Special Mention	2,366	—	—	—	5,267	208	—	7,841
Substandard	—	76	—	—	309	—	—	385
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$179,120	$174,329	$91,554	$98,446	$196,512	$140,638	$46,606	$927,205

Construction and land development
Pass	$344,031	$404,224	$199,040	$197,311	$24,515	$1,754	$27,498	$1,198,373
Special Mention	868	—	17	—	—	—	—	885
Substandard	—	—	4,118	91	—	—	—	4,209
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$344,899	$404,224	$203,175	$197,402	$24,515	$1,754	$27,498	$1,203,467

Multi-family
Pass	$301,557	$429,535	$242,597	$275,859	$305,775	$479,550	$1,164	$2,036,037
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,223	2,333	—	—	—	—	—	4,556
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$303,780	$431,868	$242,597	$275,859	$305,775	$479,550	$1,164	$2,040,593

1-4 family real estate
Pass	$120,369	$102,767	$78,718	$74,745	$64,218	$163,735	$4,356	$608,908
Special Mention	47	1,517	—	—	155	4	—	1,723
Substandard	—	103	399	538	316	2,730	—	4,086
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$120,416	$104,387	$79,117	$75,283	$64,689	$166,469	$4,356	$614,717

Consumer
Pass	$7,751	$8,386	$3,033	$2,746	$1,786	$1,063	$142,220	$166,985
Special Mention	—	—	—	—	—	—	63	63
Substandard	—	—	—	66	165	60	49	340
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$7,751	$8,386	$3,033	$2,812	$1,951	$1,123	$142,332	$167,388

Total	$1,437,581	$1,441,456	$773,412	$883,192	$765,801	$1,095,449	$690,636	$7,087,527

	As of September 30, 2026
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2026	2025	2024	2023	2022	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$—	$—	$52,423	$34,844	$11,634	$1,615	$—	$100,516
Nonperforming	—	—	964	2,427	2,628	231	—	6,250
Total C&I - other	$—	$—	$53,387	$37,271	$14,262	$1,846	$—	$106,766

Direct financing leases
Performing	$—	$43	$559	$3,239	$1,674	$43	$—	$5,558
Nonperforming	—	—	—	—	51	1	—	52
Total Direct financing leases	$—	$43	$559	$3,239	$1,725	$44	$—	$5,610

Total	$—	$43	$53,946	$40,510	$15,987	$1,890	$—	$112,376

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

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026							Nine Months Ended September 30, 2026
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2026	2025	2024	2023	2022	Prior	Total	2026	2025	2024	2023	2022	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$3	$—	$—	$—	$—	$—	$3
C&I - other	—	386	271	633	818	320	2,428	27	386	5,487	2,408	1,635	444	10,387
CRE - owner occupied	—	—	—	—	—	50	50	—	—	—	—	—	50	50
CRE - non-owner occupied	—	—	—	1,624	—	36	1,660	—	—	—	1,624	—	36	1,660
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	—	—	—	—	—	—	—	5	5
1-4 family real estate	—	—	—	—	—	—	—	—	—	—	—	—	9	9
Consumer	3	8	21	46	—	1	79	3	8	38	64	9	1	123
	$3	$394	$292	$2,303	$818	$407	$4,217	$33	$394	$5,525	$4,096	$1,644	$545	$12,237

	Three Months Ended September 30, 2025							Nine Months Ended September 30, 2025
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2025	2024	2023	2022	2021	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$390	$—	$—	$—	$—	$390	$—	$390	$—	$—	$—	$—	$390
C&I - other	—	1,373	1,163	1,010	614	39	4,199	500	4,740	3,834	4,738	1,365	149	15,326
CRE - owner occupied	—	—	—	—	87	—	87	—	—	—	—	87	—	87
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	10	2	12	—	136	39	40	10	8	233
1-4 family real estate	—	—	—	—	—	—	—	—	3	—	23	—	—	26
Consumer	—	34	22	—	1	1	58	—	47	79	—	1	1	128
	$—	$1,797	$1,185	$1,010	$712	$42	$4,746	$500	$5,316	$3,952	$4,801	$1,463	$148	$16,180

Any loan and lease modifications to borrowers experiencing financial difficulty during 2025 and 2026 were deemed immaterial.

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(dollars in thousands)

Balance, beginning	$6,960	$7,140	$7,138	$8,273
Provisions (credited) to expense	128	80	(50)	(1,053)
Balance, ending	$7,088	$7,220	$7,088	$7,220

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

The VIE entity for 2026 M-Series securitization was assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated. At September 30, 2026, the Company determined it was not the primary beneficiary of this VIE, primarily because the Company did not have the power to direct the activities that most significantly impact the VIE.

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

The Company’s total assets related to the sponsor VIEs related to securitizations to date as of September 30, 2026 and December 31, 2025 were $116.0 million and $83.9 million, respectively, which are included in trading securities on the consolidated balance sheets and there were no liabilities recorded. Of the $116.0 million reported as of September 30, 2026, $33.1 million related to the 2026 M-Series securitization.  The Company’s maximum exposure to loss associated with the consolidated securitization VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of September 30, 2026, the Company’s maximum exposure to loss related to the VIEs was $113.9 million, of which $28.4 million related to the 2026 M-Series securitization.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2026, the Company elected to apply the master netting provisions under ASC 210-20 and ASC 815.  See Note 1 to the Consolidated Financial Statements for additional information regarding this election.

Derivatives are summarized as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities

	(dollars in thousands)

Hedged derivatives
Cash flow hedges
Interest rate swaps	$39,000	$1,817	$23,800	$49,310	$576	$20,169
Interest rate collars	150,000	—	961	150,000	—	144

Fair value hedges
Interest rate swaps	185,000	617	—	310,000	—	2,186
	$374,000	2,434	24,761	$509,310	$576	$22,499
Unhedged derivatives
Swaptions	$—	$—	$—	$203,600	$22	$—
Interest rate swaps	6,580,795	288,816	288,816	5,954,979	191,828	191,828
	$6,580,795	$288,816	$288,816	$6,158,579	$191,850	$191,828

Total derivatives, gross		$291,250	$313,577		$192,426	$214,327
Netting adjustments		(16,428)	(16,428)		(4,017)	(4,017)
Cash collateral		(30,940)	(35,126)		—	(73,259)
Total derivatives, net		$243,882	$262,023		$188,409	$137,051

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

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	September 30, 2026	December 31, 2025
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	5.56%	4.54%	$326	$140
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	5.91%	4.75%	163	64
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	5.91%	4.75%	127	50
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.43%	5.17%	109	43
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	7.19%	5.85%	370	144
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	7.19%	5.85%	296	115
Guaranty Statutory Trust II	5/23/2019	2/23/2026*	Derivatives - Assets	10,310	N/A %	N/A %	N/A	20
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	4.02%	4.02%	426	(1,020)
				$114,310			$1,817	$(444)

* Matured in 2026.

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	September 30, 2026	December 31, 2025
(dollars in thousands)

Loans	10/1/2022	10/1/2026	Derivatives - Assets (Liabilities)	$50,000	4.40%	2.44%	$-	$(1)

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

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2026		December 31, 2025
(dollars in thousands)

7/30/2024	1/29/2026*	Derivatives - Assets	$20,750	2.63%	$	N/A	$-
7/30/2024	1/29/2026*	Derivatives - Assets	41,700	2.13%		N/A	-
7/30/2024	1/30/2026*	Derivatives - Assets	36,546	2.14%		N/A	-
7/30/2024	1/30/2026*	Derivatives - Assets	18,453	2.64%		N/A	-
7/30/2024	7/30/2026*	Derivatives - Assets	16,100	2.64%		N/A	8
7/30/2024	7/30/2026*	Derivatives - Assets	29,800	2.14%		N/A	4
7/30/2024	7/30/2026*	Derivatives - Assets	25,971	2.14%		N/A	3
7/30/2024	7/30/2026*	Derivatives - Assets	14,280	2.64%		N/A	7
			$203,600		$	N/A	$22

* Matured in 2026.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2026	December 31, 2025
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	3.75%	$(5,143)	$(3,798)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	3.75%	(7,347)	(5,425)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	3.75%	(5,885)	(4,348)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	3.62%	(3,659)	(2,734)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	3.75%	(177)	(285)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.75%	(589)	(948)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	3.75%	(412)	(664)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	3.75%	(588)	(947)
				$300,000			$(23,800)	$(19,149)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate deposits.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collars are designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	September 30, 2026	December 31, 2025
(dollars in thousands)

Deposits	5/1/2025	11/1/2027	Derivatives - Liabilities	$50,000	4.40%	2.24%	$(159)	$(18)
Deposits	5/1/2025	5/1/2028	Derivatives - Liabilities	50,000	4.40%	2.34%	(316)	(53)
Deposits	5/1/2025	11/1/2028	Derivatives - Liabilities	50,000	4.40%	2.43%	(486)	(73)
				$150,000			$(961)	$(144)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2026		December 31, 2025
(dollars in thousands)

Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	$25,000	4.21%	4.38%	$	N/A	$(15)
Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	15,000	4.21%	4.38%		N/A	(9)
Loans	7/12/2023	2/1/2026*	Derivatives - Liabilities	20,000	4.21%	4.38%		N/A	(12)
Loans	7/12/2023	8/1/2026*	Derivatives - Liabilities	30,000	3.63%	4.21%		N/A	(119)
Loans	7/12/2023	8/1/2026*	Derivatives - Liabilities	15,000	3.63%	4.21%		N/A	(59)
Loans	7/12/2023	8/1/2026*	Derivatives - Liabilities	20,000	3.63%	4.21%		N/A	(79)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	32,500	3.63%	4.08%		-	(251)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	15,000	3.63%	4.08%		-	(116)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	20,000	3.63%	4.08%		-	(154)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	32,500	3.63%	3.98%		105	(352)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	15,000	3.63%	3.98%		49	(162)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	25,000	3.63%	3.98%		81	(271)
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	30,000	3.63%	3.90%		255	(391)
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	15,000	3.63%	3.90%		127	(196)
				$310,000				$617	$(2,186)

* Matured in 2026.

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

Interest rate swaps that were not designated as hedging instruments as of September 30, 2026 and December 31, 2025 are summarized as follows:

	As of September 30, 2026		As of December 31, 2025
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$6,580,795	$288,816	$5,954,979	$191,828
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$6,580,795	$288,816	$5,954,979	$191,828

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$121,573	$52,881	$125,015	$60,216

The effects of cash flow hedging:
Loss on interest rate swaps on debt	-	(95)	-	(214)
Loss on interest rate swaps and collars on loans	(1,720)	-	(2,144)	-

The effects of fair value hedging:
Gain (loss) on interest rate swaps on loans	(77)	-	176	-

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$362,691	$158,645	$361,935	$175,068

The effects of cash flow hedging:
Loss on interest rate caps and collars on deposits	-	-	-	(117)
Loss on interest rate swaps on debt	-	(297)	-	(633)
Loss on interest rate swaps and collars on loans	(5,168)	-	(6,336)	-

The effects of fair value hedging:
Gain (loss) on interest rate swaps on loans	(333)	-	511	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	September 30, 2026	December 31, 2025

	(dollars in thousands)

Cash	$4,187	$81,131
U.S. govt. sponsored agency securities	10,861	11,268
Municipal securities	123,777	142,065
Residential mortgage-backed and related securities	19,056	36,565
	$157,881	$271,029

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)				(dollars in thousands)

U.S. federal statutory tax rate	$8,399	21.0%	$8,517	21.0%	$24,210	21.0%	$20,419	21.0%
State and local income taxes, net of federal income tax effect (*)	1,137	2.8	1,407	3.5	3,225	2.8	2,751	2.8
Tax credits
Low-income housing tax credits	(1,060)	(2.7)	(696)	(1.7)	(3,098)	(2.7)	(2,208)	(2.3)
Other credits	(49)	(0.1)	(67)	(0.2)	(145)	(0.1)	(202)	(0.2)
Nontaxable or nondeductible items
Tax exempt income, net	(7,726)	(19.3)	(8,475)	(20.9)	(22,715)	(19.7)	(23,940)	(24.6)
Interest disallowance	2,947	7.4	3,578	8.8	8,668	7.5	10,020	10.3
Bank-owned life insurance	(186)	(0.5)	(200)	(0.5)	(596)	(0.5)	(520)	(0.5)
Meals and entertainment	37	0.1	25	0.1	102	0.1	70	0.1
Other	(193)	(0.5)	(156)	(0.4)	(597)	(0.5)	(446)	(0.5)
Changes in unrecognized tax benefits	324	0.8	—	—	693	0.6	—	—
Other adjustments
Excess tax benefit on stock options exercised and restricted stock awards vested	(92)	(0.2)	(111)	(0.3)	(777)	(0.7)	(637)	(0.7)
Provision adjustment	—	—	—	—	153	0.1	373	0.5
Other	24	0.1	22	0.1	94	0.1	24	0.1
Effective tax rate	$3,562	8.9%	$3,844	9.5%	$9,217	8.0%	$5,704	6.0%

* State taxes in Iowa made up the majority (greater than 50 percent) of the tax effect in this category.

The effective tax rate for the first nine months of 2026 was at 8.0%, up from 6.0% in the first nine months of 2025. The increase was primarily due to an overall increase in pre-tax income.

The following table summarizes the impact to the Consolidated Statements of Income relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(dollars in thousands)		(dollars in thousands)

Tax credits recognized	$2,966	$2,647	$8,850	$7,942
Other tax benefits recognized	448	495	1,310	1,483
Amortization	(2,350)	(2,254)	(6,830)	(6,638)
Net benefit included in income tax	1,064	888	3,330	2,787

Other income	—	—	—	—
Allocated income on investments	—	—	—	—
Net benefit included in noninterest income	—	—	—	—

Net benefit included in the Consolidated Statements of Income	$1,064	$888	$3,330	$2,787

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and nine months ending September 30, 2026 and 2025.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands, except share data)

Net income	$36,434	$36,714	$106,068	$91,530

Basic EPS	$2.23	$2.17	$6.43	$5.41
Diluted EPS	$2.21	$2.16	$6.39	$5.38

Weighted average common shares outstanding	16,362,311	16,919,785	16,501,369	16,916,371
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	88,800	95,945	86,120	95,506
Weighted average common and common equivalent shares outstanding	16,451,111	17,015,730	16,587,489	17,011,877

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
September 30, 2026:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$13,356	$—	$13,356	$—
Residential mortgage-backed and related securities	106,133	—	106,133	—
Municipal securities	146,202	—	146,202	—
Asset-backed securities	3,651	—	3,651	—
Corporate securities	16,600	—	16,600	—
Securities trading	116,050	—	—	116,050
Derivatives	243,882	—	243,882	—
Total assets measured at fair value	$645,874	$—	$529,824	$116,050

Derivatives	$262,023	$—	$262,023	$—
Total liabilities measured at fair value	$262,023	$—	$262,023	$—

December 31, 2025:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,024	$—	$16,024	$—
Residential mortgage-backed and related securities	68,855	—	68,855	—
Municipal securities	163,085	—	163,085	—
Asset-backed securities	4,439	—	4,439	—
Corporate securities	27,374	—	27,374	—
Securities trading	83,857	—	—	83,857
Derivatives	188,409	—	188,409	—
Total assets measured at fair value	$552,043	$—	$468,186	$83,857

Derivatives	$137,051	$—	$137,051	$—
Total liabilities measured at fair value	$137,051	$—	$137,051	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of September 30, 2026, the discount rates ranged from 3.21% to 7.48%.

Changes in fair value of trading securities for the three and nine months ended September 30, 2026 and 2025 are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)

Balance at the beginning of the period	$115,967	$82,900	$83,857	$83,529
Trading securities purchased	—	—	32,763	—
Paydowns	(44)	(42)	(132)	(123)
Premium amortization	(315)	(240)	(835)	(711)
Fair value gain	442	607	397	530
Balance at the end of the period	$116,050	$83,225	$116,050	$83,225

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

Assets measured at fair value on a non-recurring basis comprised the following at September 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

September 30, 2026:
Loans/leases evaluated individually	$42,278	$—	$—	$42,278
OREO	1,846	—	—	1,846
	$44,124	$—	$—	$44,124

December 31, 2025:
Loans/leases evaluated individually	$47,183	$—	$—	$47,183
OREO	583	—	—	583
	$47,766	$—	$—	$47,766

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2026	2025	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$42,278	$47,183	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	1,846	583	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in the valuation techniques used for any assets or liabilities measured at fair value during the three or nine months ended September 30, 2026 and 2025.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2026		As of December 31, 2025
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$89,267	$89,267	$76,494	$76,494
Federal funds sold	Level 2	39,650	39,650	23,150	23,150
Interest-bearing deposits at financial institutions	Level 2	57,783	57,783	53,249	53,249
Investment securities:
HTM	Level 2	1,029,597	919,701	948,676	920,642
AFS	Level 2	285,942	285,942	279,777	279,777
Trading	Level 3	116,050	116,050	83,857	83,857
Loans/leases receivable, net	Level 3	40,093	42,278	43,688	47,183
Loans/leases receivable, net	Level 2	7,071,386	6,945,447	7,033,140	6,794,019
Derivatives	Level 2	243,882	243,882	192,426	192,426

Deposits:
Nonmaturity deposits	Level 2	6,226,994	6,226,994	6,145,194	6,145,194
Time deposits	Level 2	976,207	970,604	1,269,004	1,268,442
Short-term borrowings	Level 2	4,750	4,750	2,650	2,650
FHLB advances	Level 2	633,609	631,547	245,383	244,237
Other borrowings	Level 2	99,488	94,385	107,395	100,634
Subordinated notes	Level 2	234,407	237,440	234,122	237,648
Junior subordinated debentures	Level 2	49,090	43,724	48,991	42,997
Derivatives	Level 2	262,023	262,023	214,327	214,327

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine  months ended September 30, 2026 and 2025:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All Other	Eliminations	Total

	(dollars in thousands)
Three Months Ended September 30, 2026
Interest and dividend income	$35,584	$35,871	$22,711	$30,094	$55	$(2,742)	$121,573
Interest expense	16,485	12,576	8,470	13,807	4,658	(3,115)	52,881
Net interest income	19,099	23,295	14,241	16,287	(4,603)	373	68,692
Provision for credit losses	1,633	527	819	1,473	—	—	4,452
Noninterest income
Capital markets revenue	217	13,953	248	2,483	—	—	16,901
Other segment revenue items	5,977	4,333	1,452	1,938	45,388	(45,507)	13,581
Total noninterest income	6,194	18,286	1,700	4,421	45,388	(45,507)	30,482
Noninterest expense
Salaries and benefits expense	8,168	10,410	5,427	7,082	1,716	—	32,803
Occupancy expense	1,798	1,887	1,973	1,781	726	—	8,165
Other segment expense items	3,642	4,272	2,070	3,194	1,107	(527)	13,758
Total noninterest expense	13,608	16,569	9,470	12,057	3,549	(527)	54,726
Income tax expense	498	2,815	(11)	(89)	349	—	3,562
Net income (loss) from continuing operations	$9,554	$21,670	$5,663	$7,267	$36,887	$(44,607)	$36,434

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	217	—	6,345	—	—	6,562
Total assets	2,709,310	2,979,899	1,780,615	2,414,400	1,513,605	(1,602,509)	9,795,320

Three Months Ended September 30, 2025
Interest and dividend income	$38,591	$34,488	$21,798	$31,779	$60	$(1,701)	$125,015
Interest expense	19,013	13,687	8,742	16,396	4,550	(2,172)	60,216
Net interest income	19,578	20,801	13,056	15,383	(4,490)	471	64,799
Provision for credit losses	2,015	499	1	1,790	—	—	4,305
Noninterest income
Capital markets revenue	795	16,852	599	5,586	—	—	23,832
Other segment revenue items	5,711	3,909	1,493	2,053	45,278	(45,625)	12,819
Total noninterest income	6,506	20,761	2,092	7,639	45,278	(45,625)	36,651
Noninterest expense
Salaries and benefits expense	8,220	9,705	5,409	7,968	3,036	—	34,338
Occupancy expense	1,660	1,918	1,380	1,834	571	—	7,363
Other segment expense items	4,761	3,904	2,438	3,037	1,390	(644)	14,886
Total noninterest expense	14,641	15,527	9,227	12,839	4,997	(644)	56,587
Income tax expense	1,057	3,577	160	536	(1,486)	—	3,844
Net income (loss) from continuing operations	$8,371	$21,959	$5,760	$7,857	$37,277	$(44,510)	$36,714

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	447	468	8,162	—	—	9,077
Total assets	2,794,136	2,760,379	1,680,476	2,446,635	1,424,193	(1,537,517)	9,568,302

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Nine Months Ended September 30, 2026
Interest and dividend income	$109,504	$105,491	$66,689	$90,437	$198	$(9,628)	$362,691
Interest expense	51,313	37,561	24,950	41,722	13,904	(10,805)	158,645
Net interest income	58,191	67,930	41,739	48,715	(13,706)	1,177	204,046
Provision for credit losses	2,509	1,044	1,527	6,534	—	—	11,614
Noninterest income
Capital markets revenue	318	36,650	248	5,778	—	—	42,994
Other segment revenue items	18,163	11,852	4,521	5,989	131,344	(132,002)	39,867
Total noninterest income	18,481	48,502	4,769	11,767	131,344	(132,002)	82,861
Noninterest expense
Salaries and benefits expense	24,485	29,553	16,198	21,814	4,262	—	96,312
Occupancy expense	4,916	5,715	5,059	5,226	2,070	—	22,986
Other segment expense items	11,428	11,676	6,449	9,212	3,573	(1,628)	40,710
Total noninterest expense	40,829	46,944	27,706	36,252	9,905	(1,628)	160,008
Income tax expense	2,320	7,687	1	(1,008)	217	—	9,217
Net income (loss) from continuing operations	$31,014	$60,757	$17,274	$18,704	$107,516	$(129,197)	$106,068

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	217	—	6,345	—	—	6,562
Total assets	2,709,310	2,979,899	1,780,615	2,414,400	1,513,605	(1,602,509)	9,795,320

Nine Months Ended September 30, 2025
Interest and dividend income	$111,385	$99,369	$62,787	$91,491	$219	$(3,316)	$361,935
Interest expense	54,213	39,079	25,312	47,962	13,120	(4,618)	175,068
Net interest income	57,172	60,290	37,475	43,529	(12,901)	1,302	186,867
Provision for credit losses	5,509	1,775	1,515	3,783	—	—	12,582
Noninterest income
Capital markets revenue	811	31,008	661	7,737	—	—	40,217
Other segment revenue items	16,199	10,321	4,237	5,736	112,005	(113,057)	35,441
Total noninterest income	17,010	41,329	4,898	13,473	112,005	(113,057)	75,658
Noninterest expense
Salaries and benefits expense	23,078	26,518	15,059	21,946	3,575	—	90,176
Occupancy expense	4,802	5,284	3,835	5,226	1,508	—	20,655
Other segment expense items	12,859	11,062	6,926	9,271	3,698	(1,938)	41,878
Total noninterest expense	40,739	42,864	25,820	36,443	8,781	(1,938)	152,709
Income tax expense	2,779	5,984	(21)	(216)	(2,822)	—	5,704
Net income (loss) from continuing operations	$25,155	$50,996	$15,059	$16,992	$93,145	$(109,817)	$91,530

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	447	468	8,162	—	—	9,077
Total assets	2,794,136	2,760,379	1,680,476	2,446,635	1,424,193	(1,537,517)	9,568,302

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Three Months Ended September 30, 2026
Other segment revenue items:
Equity in net income of subsidiary bank	$9,554	$21,670	$5,663	$7,267	$44,154
Total assets:
Investment in subsidiary bank	303,959	483,615	203,081	389,465	1,380,120

Three Months Ended September 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$8,371	$21,959	$5,760	$7,857	$43,947
Total assets:
Investment in subsidiary bank	298,385	453,386	190,208	389,587	1,331,566

Nine Months Ended September 30, 2026
Other segment revenue items:
Equity in net income of subsidiary bank	$31,014	$60,757	$17,273	$18,704	$127,748
Total assets:
Investment in subsidiary bank	303,959	483,615	203,081	389,465	1,380,120

Nine Months Ended September 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$25,155	$50,996	$15,059	$16,992	$108,202
Total assets:
Investment in subsidiary bank	298,385	453,386	190,208	389,587	1,331,566

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2026 and December 31, 2025, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 are presented in the following tables (dollars in thousands).  As of September 30, 2026 and December 31, 2025, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of September 30, 2026:
Company:
Total risk-based capital	$1,416,933	14.50%	$781,962	>	8.00%	$1,026,325	>	10.50%	$977,452	>	10.00%
Tier 1 risk-based capital	1,125,733	11.52	586,471	>	6.00	830,834	>	8.50	781,962	>	8.00
Tier 1 leverage	1,125,733	11.96	376,469	>	4.00	376,469	>	4.00	470,586	>	5.00
Common equity Tier 1	1,076,643	11.01	439,853	>	4.50	684,217	>	7.00	635,344	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$344,443	14.78%	$186,474	>	8.00%	$244,747	>	10.50%	$233,092	>	10.00%
Tier 1 risk-based capital	319,546	13.71	139,855	>	6.00	198,128	>	8.50	186,474	>	8.00
Tier 1 leverage	319,546	11.44	111,702	>	4.00	111,702	>	4.00	139,628	>	5.00
Common equity Tier 1	319,546	13.71	104,891	>	4.50	163,164	>	7.00	151,510	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$513,862	14.63%	$280,949	>	8.00%	$368,746	>	10.50%	$351,187	>	10.00%
Tier 1 risk-based capital	487,339	13.88	210,712	>	6.00	298,509	>	8.50	280,949	>	8.00
Tier 1 leverage	487,339	16.90	115,370	>	4.00	115,370	>	4.00	144,212	>	5.00
Common equity Tier 1	487,339	13.88	158,034	>	4.50	245,831	>	7.00	228,271	>	6.50
Community State Bank:
Total risk-based capital	$224,855	12.82%	$140,330	>	8.00%	$184,184	>	10.50%	$175,413	>	10.00%
Tier 1 risk-based capital	209,445	11.94	105,248	>	6.00	149,101	>	8.50	140,330	>	8.00
Tier 1 leverage	209,445	11.95	70,123	>	4.00	70,123	>	4.00	87,654	>	5.00
Common equity Tier 1	209,445	11.94	78,936	>	4.50	122,789	>	7.00	114,018	>	6.50
Guaranty Bank:
Total risk-based capital	$315,661	14.42%	$175,107	>	8.00%	$229,828	>	10.50%	$218,884	>	10.00%
Tier 1 risk-based capital	288,281	13.17	131,330	>	6.00	186,051	>	8.50	175,107	>	8.00
Tier 1 leverage	288,281	12.63	91,325	>	4.00	91,325	>	4.00	114,156	>	5.00
Common equity Tier 1	288,281	13.17	98,498	>	4.50	153,219	>	7.00	142,275	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2025:
Company:
Total risk-based capital	$1,369,172	14.19%	$771,812	>	8.00%	$1,013,003	>	10.50%	$964,765	>	10.00%
Tier 1 risk-based capital	1,063,505	11.02	578,859	>	6.00	820,050	>	8.50	771,812	>	8.00
Tier 1 leverage	1,063,505	11.07	384,419	>	4.00	384,419	>	4.00	480,523	>	5.00
Common equity Tier 1	1,014,514	10.52	434,144	>	4.50	675,335	>	7.00	627,097	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$342,214	14.33%	$191,071	>	8.00%	$250,780	>	10.50%	$238,838	>	10.00%
Tier 1 risk-based capital	313,533	13.13	143,303	>	6.00	203,013	>	8.50	191,071	>	8.00
Tier 1 leverage	313,533	10.65	117,711	>	4.00	117,711	>	4.00	147,138	>	5.00
Common equity Tier 1	313,533	13.13	107,477	>	4.50	167,187	>	7.00	155,245	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$495,107	14.61%	$271,051	>	8.00%	$355,754	>	10.50%	$338,814	>	10.00%
Tier 1 risk-based capital	466,349	13.76	203,288	>	6.00	287,992	>	8.50	271,051	>	8.00
Tier 1 leverage	466,349	16.22	115,000	>	4.00	115,000	>	4.00	143,751	>	5.00
Common equity Tier 1	466,349	13.76	152,466	>	4.50	237,170	>	7.00	220,229	>	6.50
Community State Bank:
Total risk-based capital	$212,148	12.65%	$134,206	>	8.00%	$176,146	>	10.50%	$167,758	>	10.00%
Tier 1 risk-based capital	197,171	11.75	100,655	>	6.00	142,594	>	8.50	134,206	>	8.00
Tier 1 leverage	197,171	11.42	69,072	>	4.00	69,072	>	4.00	86,340	>	5.00
Common equity Tier 1	197,171	11.75	75,491	>	4.50	117,431	>	7.00	109,043	>	6.50
Guaranty Bank:
Total risk-based capital	$308,357	14.13%	$174,598	>	8.00%	$229,159	>	10.50%	$218,247	>	10.00%
Tier 1 risk-based capital	283,230	12.98	130,948	>	6.00	185,510	>	8.50	174,598	>	8.00
Tier 1 leverage	283,230	12.03	94,143	>	4.00	94,143	>	4.00	117,679	>	5.00
Common equity Tier 1	283,230	12.98	98,211	>	4.50	152,773	>	7.00	141,861	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2025 for the construction of a new corporate headquarters including a new branch facility for QCBT in Bettendorf, Iowa. The Company will pay the contractor a contract price of approximately $66.5 million, subject to certain agreed upon additions and deductions. As of September 30, 2026, the Company had paid $30.0 million of the contract price, resulting in a remaining future commitment of approximately $36.5 million. Construction on this facility is anticipated to be completed in 2027.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ending September 30, 2026. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past 33 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of September 30, 2026, the Company had $9.8 billion in consolidated assets, including $7.1 billion in net loans/leases, and $7.2 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

EXECUTIVE OVERVIEW

The Company reported net income of $36.4 million and diluted EPS of $2.21 for the quarter ended September 30, 2026. By comparison, for the quarter ended June 30, 2026, the Company reported net income of $36.3 million and diluted EPS of $2.19.  For the quarter ended September 30, 2025, the Company reported net income of $36.7 million, and diluted EPS of $2.16. For the nine months ended September 30, 2026, the Company reported net income of $106.1 million and diluted EPS of $6.39.  By comparison, for the nine months ended September 30, 2025, the Company reported net income of $91.5 million and diluted EPS of $5.38.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The third quarter of 2026 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Record diluted EPS of $2.21, and net income of $36.4 million and ROAA of 1.52%;
●	Expanded NIM on a TEY basis 3 basis points to 3.58% compared to the prior quarter;
●	Strong capital markets revenue of $16.9 million, up 10% on a linked-quarter basis;
●	Solid wealth management revenue of $5.7 million, up 12% year-over-year;
●	Robust loan growth of 11% annualized on a linked-quarter basis, excluding planned m2 portfolio runoff;
●	Excellent asset quality with NPAs improving to 0.39% of total assets, the lowest level in two years; and
●	Opportunistic share repurchases of $9.5 million, or 94,861 shares, of common stock during the quarter.

Following is a table that represents various net income measurements for the Company:

	For the three months ended			For the nine months ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(dollars in thousands, except per share data)

Net income	$36,434	$36,251	$36,714	$106,068	$91,530

Diluted earnings per common share	$2.21	$2.19	$2.16	$6.39	$5.38

Weighted average common and common equivalent shares outstanding	16,451,111	16,569,815	17,015,730	16,587,489	17,011,877

The Company reported adjusted net income (non-GAAP) of $36.4 million, with adjusted diluted EPS (non-GAAP) of $2.21 for the three months ended September 30, 2026.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  The Company reported adjusted net income (non-GAAP) of $106.1 million, with adjusted diluted EPS (non-GAAP) of $6.40 for the nine months ended September 30, 2026.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the nine months ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(dollars in thousands)

Net interest income	$68,692	$67,916	$64,799	$204,046	$186,867
Provision for credit losses	4,452	4,708	4,305	11,614	12,582
Noninterest income	30,482	29,427	36,651	82,861	75,658
Noninterest expense	54,726	53,157	56,587	160,008	152,709
Federal and state income tax expense	3,562	3,227	3,844	9,217	5,704
Net income	$36,434	$36,251	$36,714	$106,068	$91,530

Following are certain noteworthy developments in the Company's financial results for the quarter ended September 30, 2026:

●	Net interest income in the third quarter increased 1% compared to the second quarter of 2026 and increased 6% compared to the third quarter of 2025 due to higher average earning assets and higher NIM. Net interest income increased 9% when comparing the first nine months of 2026 to the same period of the prior year due to higher average earning assets and higher NIM.
●	The provision for credit losses in the third quarter of 2026 decreased $256 thousand compared to the second quarter of 2026 as a result of improved loan quality in the current quarter. Provision expense increased $147 thousand compared to the third quarter of 2025 as a result of loan growth. Provision expense in the first nine

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

months of 2026 decreased $968 thousand compared to the first nine months of 2025 as a result of improved loan quality. See the “Provision for Credit Losses” section of this report for additional details.
●	Noninterest income in the third quarter of 2026 increased $1.1 million, or 4%, compared to the second quarter of 2026 primarily due to higher capital markets revenue from swap fees during the third quarter. Noninterest income in the third quarter of 2026 decreased $6.2 million, or 17%, compared to the third quarter of 2025 primarily due to lower capital markets revenue from swap fees. Noninterest income increased $7.2 million, or 10%, when comparing the first nine months of 2026 to the same period of the prior year primarily due to higher trust fees and higher capital markets revenue from swap fees. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business that continues to improve. The Company expects its capital markets revenue will continue to be a significant source of fee income.
●	Noninterest expense in the third quarter of 2026 increased $1.6 million, or 3%, compared to the second quarter of 2026. The increase was primarily due to higher capital markets revenue and its impact on variable compensation, and higher occupancy and equipment expense related to the Company’s digital transformation. Noninterest expense decreased $1.9 million, or 3%, compared to the third quarter of 2025. The decrease was primarily due to lower capital markets revenue and its impact on variable compensation, and lower professional and data processing fees expense. Noninterest expense increased $7.3 million, or 5%, when comparing the first nine months of 2026 to the same period in the prior year. These increases were primarily due to higher capital markets revenue and its impact on variable compensation and higher occupancy and equipment expense related to the Company’s digital transformation.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits, which excludes brokered deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	September 30, 2026	June 30, 2026	September 30, 2025
Loan and lease growth organically**	Loans and leases growth	> 9% annually	11.3%	10.3%	14.7%
Fee income growth	Fee income growth	> 6% annually	(4.3)%	(9.3)%	(16.9)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(0.1)%	(1.4)%	(0.8)%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2026 to support its corporate strategy and further the strategic financial metrics shown above:

●	In the third quarter of 2026, the Company grew loans and leases by 2.9% annualized, excluding the securitization, LIHTC loan offtake transactions, and planned m2 portfolio runoff. Loan growth was driven by both traditional and LIHTC lending.
●	The Company acted as the correspondent bank through QCBT for 187 downstream banks with total noninterest bearing deposits of $107.6 million and total interest-bearing deposits of $733.5 million as of September 30, 2026, as correspondent banking continued to be a core line of business for the Company. By comparison, the Company acted as the correspondent bank for 189 downstream banks with total noninterest bearing deposits of $89.5 million and total interest-bearing deposits of $862.3 million as of September 30, 2025. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also managed off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $387.5 million as of September 30, 2026, as compared to $388.8 million as of September 30, 2025.
●	The Company continues to focus on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at each of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $16.9 million for the third quarter of 2026, as compared to $23.8 million for the same period of the prior year. Capital markets revenue, primarily from swap fee income, totaled $43.0 million for the first nine months of 2026, as compared to $40.2 million for the same period of the prior year. Demand for affordable housing remains strong, as discussed in the “Executive Overview” section of this report, above.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $77.6 million for the quarter ended September 30, 2026 compared to the quarter ended June 30, 2026 and increased by $648.3 million for the first nine months of 2026 compared to the first nine months of 2025 primarily due to new relationships and favorable market returns. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has expanded its wealth management business into the southwest Missouri and central Iowa markets.
●	Noninterest expense totaled $54.7 million for the third quarter of 2026 as compared to $56.6 million for the third quarter of 2025. The decrease was primarily due to a decrease in salaries and benefits expenses related to lower variable incentive compensation. Noninterest expense for the first nine months of 2026 totaled $160.0 million as compared to $152.7 million in the first nine months of 2025. The increase was primarily due to an increase in salaries and benefits expenses related to higher variable incentive compensation and increased occupancy and equipment expense related to the Company’s digital transformation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio,” “adjusted net income,” “adjusted EPS,” “adjusted ROAA,” “adjusted ROAE”, “NIM (TEY),” “adjusted NIM (TEY),” “efficiency ratio,” and “adjusted efficiency ratio.” In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

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

The efficiency ratio and adjusted efficiency ratio are utilized by management to compare the Company to its peers. They are standard ratios used to calculate overhead as a percentage of revenue in the banking industry and are widely utilized by investors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2026	2026	2025

	(dollars in thousands)
TCE/TA RATIO
Stockholders' equity (GAAP)	$1,151,818	$1,149,757	$1,086,915
Less: Intangible assets	145,157	145,663	147,672
TCE (non-GAAP)	$1,006,661	$1,004,094	$939,243

Total assets (GAAP)	$9,795,320	$9,520,643	$9,568,302
Less: Intangible assets	145,157	145,663	147,672
TA (non-GAAP)	$9,650,163	$9,374,980	$9,420,630

TCE/TA ratio (non-GAAP)	10.43%	10.71%	9.97%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$36,434	$36,251	$36,714	$106,068	$91,530
Less non-core items (post-tax) (*):
Income:
Fair value loss on derivatives, net	—	(4)	(223)	(17)	(776)
Total non-core income (non-GAAP)	$—	$(4)	$(223)	$(17)	$(776)
Expense:
Loss on debt extinguishment, net	—	—	—	—	—
Total non-core expense (non-GAAP)	$—	$—	$—	$—	$—

Adjusted net income (non-GAAP)	$36,434	$36,255	$36,937	$106,085	$92,306

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$36,434	$36,255	$36,937	$106,085	$92,306

Weighted average common shares outstanding	16,362,311	16,489,987	16,919,785	16,501,369	16,916,371
Weighted average common and common equivalent shares outstanding	16,451,111	16,569,815	17,015,730	16,587,489	17,011,877

Adjusted EPS (non-GAAP):
Basic	$2.23	$2.20	$2.18	$6.43	$5.46
Diluted	$2.21	$2.19	$2.17	$6.40	$5.43

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$36,434	$36,255	$36,937	$106,085	$92,306

Average Assets	$9,558,844	$9,581,171	$9,354,411	$9,563,374	$9,176,349

Adjusted ROAA (non-GAAP)	1.52%	1.51%	1.58%	1.48%	1.34%
Adjusted ROAE (non-GAAP)	12.43%	12.64%	13.73%	12.27%	11.78%

NIM TEY*
Net interest income (GAAP)	$68,692	$67,916	$64,799	$204,046	$186,867
Plus: Tax equivalent adjustment	10,034	9,811	10,864	29,594	30,467
Net interest income - tax equivalent (non-GAAP)	$78,726	$77,727	$75,663	$233,640	$217,334

Average earning assets	$8,738,944	$8,783,423	$8,575,514	$8,753,229	$8,399,651

NIM (GAAP)	3.12%	3.10%	3.00%	3.12%	2.97%
NIM TEY (non-GAAP)	3.58%	3.55%	3.51%	3.57%	3.46%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$54,726	$53,157	$56,587	$160,008	$152,709

Net interest income (GAAP)	$68,692	$67,916	$64,799	$204,046	$186,867
Noninterest income (GAAP)	30,482	29,427	36,651	82,861	75,658
Total income	$99,174	$97,343	$101,450	$286,907	$262,525

Efficiency ratio (noninterest expense/total income) (non-GAAP)	55.18%	54.61%	55.78%	55.77%	58.17%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	55.18%	54.61%	55.62%	55.77%	57.95%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of goodwill impairment which is not deductible for tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 6% for the quarter ended September 30, 2026, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP) increased 4% for the quarter ended September 30, 2026, compared to the same quarter of the prior year. Net interest income, on a GAAP basis, increased 9% for the nine months ended September 30, 2026, compared to the same period of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP) increased 8% for the nine months ended September 30, 2026, compared to the same period of the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of loan and investment yields combined with lower cost of interest-bearing deposits.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2026	2026	2025	2026	2026	2025
Average Yield on Interest-Earning Assets	5.56%	5.51%	5.83%	5.98%	5.97%	6.29%
Average Cost of Interest-Bearing Liabilities	2.98%	2.98%	3.42%	2.98%	2.98%	3.42%
Net Interest Spread	2.58%	2.53%	2.41%	3.00%	2.99%	2.87%
NIM TEY (Non-GAAP)	3.58%	3.55%	3.51%	3.58%	3.55%	3.51%

	GAAP		Tax Equivalent Basis
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Average Yield on Interest-Earning Assets	5.52%	5.75%	5.99%	6.24%
Average Cost of Interest-Bearing Liabilities	2.99%	3.43%	2.99%	3.43%
Net Interest Spread	2.53%	2.32%	3.00%	2.81%
NIM TEY (Non-GAAP)	3.57%	3.46%	3.57%	3.45%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$13,386	$127	3.71%	$13,808	$154	4.36%
Interest-bearing deposits at financial institutions	106,013	935	3.50%	128,126	1,341	4.15%
Investment securities - taxable	446,297	4,968	4.46%	400,765	4,878	4.86%
Investment securities - nontaxable (1)	1,035,149	16,451	6.35%	952,542	13,841	5.81%
Restricted investment securities	34,653	650	7.34%	31,959	570	6.98%
Gross loans/leases receivable (1) (2) (3)	7,103,446	108,476	6.06%	7,048,314	115,094	6.48%
Total interest earning assets	8,738,944	131,607	5.98%	8,575,514	135,878	6.29%

Noninterest-earning assets:
Cash and due from banks	86,425			78,369
Premises and equipment	244,757			187,758
Less allowance	(86,622)			(88,171)
Other	575,340			600,941
Total assets	$9,558,844			$9,354,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$5,407,041	$36,031	2.64%	$5,197,006	$40,221	3.07%
Time deposits	979,181	8,568	3.47%	1,237,232	12,595	4.04%
Short-term borrowings	3,661	33	3.47%	2,022	21	4.15%
FHLB advances	256,174	2,509	3.83%	204,786	2,348	4.49%
Other borrowings	99,450	1,081	4.35%	48,295	479	3.97%
Subordinated notes	234,344	3,934	6.72%	236,783	3,861	6.52%
Junior subordinated debentures	49,068	725	5.78%	48,936	690	5.52%
Total interest-bearing liabilities	7,028,919	52,881	2.98%	6,975,060	60,215	3.42%

Noninterest-bearing demand deposits	1,052,996			949,135
Other noninterest-bearing liabilities	304,035			354,501
Total liabilities	8,385,950			8,278,696

Stockholders' equity	1,172,894			1,075,715
Total liabilities and stockholders' equity	$9,558,844			$9,354,411
Net interest income		$78,726			$75,663
Net interest margin			3.12%			3.00%
Net interest margin TEY (Non-GAAP)			3.58%			3.51%
Cost of funds (4)			2.60%			3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.33%			122.95%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2026

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2026 vs. 2025
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(27)	$(23)	$(4)
Interest-bearing deposits at financial institutions	(406)	(193)	(213)
Investment securities - taxable	90	(1,821)	1,911
Investment securities - nontaxable (2)	2,610	1,350	1,260
Restricted investment securities	80	30	50
Gross loans/leases receivable (2) (3)	(6,618)	(12,282)	5,664
Total change in interest income	(4,271)	(12,939)	8,668

INTEREST EXPENSE
Interest-bearing deposits	(4,190)	(13,260)	9,070
Time deposits	(4,027)	(1,625)	(2,402)
Short-term borrowings	12	(21)	33
Federal Home Loan Bank advances	161	(1,645)	1,806
Other borrowings	602	50	552
Subordinated notes	73	293	(220)
Junior subordinated debentures	35	33	2
Total change in interest expense	(7,334)	(16,175)	8,841

Total change in net interest income	$3,063	$3,236	$(173)

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$8,904	$252	3.73%	$12,385	$412	4.38%
Interest-bearing deposits at financial institutions	141,033	3,776	3.58%	149,287	4,778	4.28%
Investment securities - taxable	427,853	14,685	4.58%	401,067	14,272	4.75%
Investment securities - nontaxable (1)	989,559	46,038	6.21%	896,990	38,434	5.72%
Restricted investment securities	29,773	1,554	6.89%	32,191	1,726	7.07%
Gross loans/leases receivable (1) (2) (3)	7,156,107	325,980	6.09%	6,907,731	332,780	6.44%
Total interest earning assets	8,753,229	392,285	5.99%	8,399,651	392,402	6.24%

Noninterest-earning assets:
Cash and due from banks	82,398			77,689
Premises and equipment, net	232,006			174,405
Less allowance for estimated losses on loans/leases	(86,966)			(89,191)
Other	582,707			613,795
Total assets	$9,563,374			$9,176,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,459,152	$107,776	2.64%	$5,094,180	$116,523	3.06%
Time deposits	1,088,435	29,172	3.58%	1,211,739	37,693	4.16%
Short-term borrowings	3,349	90	3.55%	1,761	55	4.09%
Federal Home Loan Bank advances	151,212	4,190	3.65%	211,189	7,197	4.49%
Other borrowings	104,722	3,512	4.47%	16,275	479	3.93%
Subordinated notes	234,251	11,777	6.70%	234,659	11,062	6.29%
Junior subordinated debentures	49,035	2,128	5.72%	48,904	2,059	5.55%
Total interest-bearing liabilities	7,090,156	158,645	2.99%	6,818,707	175,068	3.43%

Noninterest-bearing demand deposits	1,019,409			944,349
Other noninterest-bearing liabilities	301,481			368,203
Total liabilities	8,411,046			8,131,259

Stockholders' equity	1,152,328			1,045,090
Total liabilities and stockholders' equity	$9,563,374			$9,176,349
Net interest income		$233,640			$217,334
Net interest margin			3.12%			2.97%
Net interest margin TEY (Non-GAAP)			3.57%			3.46%
Cost of funds (4)			2.61%			3.01%

Ratio of average interest earning assets to average interest-bearing liabilities	123.46%			123.19%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2026

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2026 vs. 2025
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(160)	$(56)	$(104)
Interest-bearing deposits at other financial institutions	(1,002)	(749)	(253)
Investment securities - taxable	413	(744)	1,157
Investment securities - nontaxable (2)	7,604	3,449	4,155
Restricted investment securities	(172)	(44)	(128)
Gross loans/leases receivable (2) (3)	(6,800)	(23,345)	16,545
Total change in interest income	(117)	(21,489)	21,372

INTEREST EXPENSE
Interest-bearing demand deposits	(8,747)	(20,423)	11,676
Time deposits	(8,521)	(4,926)	(3,595)
Short-term borrowings	35	(13)	48
Federal Home Loan Bank advances	(3,007)	(1,194)	(1,813)
Other borrowings	3,033	75	2,958
Subordinated notes	715	747	(32)
Junior subordinated debentures	69	64	5
Total change in interest expense	(16,423)	(25,670)	9,247

Total change in net interest income	$16,306	$4,181	$12,125

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased $3.4 million, comparing the third quarter of 2026 to the same period of 2025, and increased $756 thousand when comparing the first nine months of 2026 to the same period of 2025.  Interest income (tax equivalent non-GAAP) decreased $4.3 million, comparing the third quarter of 2026 to the same period of 2025 and decreased $117 thousand when comparing the first nine months of 2026 to the same period of 2025. These decreases in interest income were primarily due to lower loan yields across both periods impacted by the sales and securitizations of tax-exempt LIHTC loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company intends to continue growing quality loans as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense decreased $7.3 million, comparing the third quarter of 2026 to the same period of 2025, and decreased $16.4 million, comparing the first nine months of 2026 to the same period of 2025, primarily due to the lower cost of funds. The Company’s cost of funds was 2.60% for the quarter ended September 30, 2026, a decrease from 3.01% for the quarter ended September 30, 2025.  The Company’s cost of funds was 2.61% for the nine months ended September 30, 2026, a decrease from 3.01% for the nine months ended September 30, 2025.  The decrease was a result of the Federal Reserve lowering interest rates in prior year and the corresponding impact on the Company’s liability sensitive balance sheet.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$4,324	$4,225	$11,664	$13,635
Provision for credit losses - off-balance sheet exposures	128	80	(50)	(1,053)
Total provision for credit losses	$4,452	$4,305	$11,614	$12,582

The Company had a total provision for credit losses on loans and leases of $4.3 million for the third quarter of 2026 compared to $4.2 million for the same period of 2025.  Provision for credit losses on loans and leases for the first nine months of 2026 totaled $11.7 million, a decrease from $13.6 million for the first nine months of 2025.  The decrease was primarily driven by a decrease in NPAs and net charge-offs, partially offset by loan growth.  The provision related to OBS was $128 thousand for the third quarter of 2026 compared to a provision of $80 thousand for the third quarter of 2025 and was a negative provision of $50 thousand for the first nine months of 2026 compared to a provision of negative $1.1 million for the first nine months of 2025. The balance primarily fluctuates with changes in the balance of unfunded commitments. There was no provision related to HTM or AFS securities for the first nine months of 2026 or 2025.

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

The Company had an ACL for loans/leases held for investment of 1.23% of total gross loans/leases held for investment at September 30, 2026, compared to 1.24% at both June 30, 2026 and September 30, 2025.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,980	$3,544	$436	12.3%
Investment advisory and management fees	1,677	1,488	189	12.7
Deposit service fees	2,230	2,231	(1)	(0.0)
Gains on sales of residential real estate loans, net	325	529	(204)	(38.6)
Capital markets revenue	16,901	23,832	(6,931)	(29.1)
Earnings on bank-owned life insurance	887	952	(65)	(6.8)
Debit card fees	1,745	1,648	97	5.9
Correspondent banking fees	738	664	74	11.1
Loan related fee income	1,045	846	199	23.5
Fair value gain on derivatives and trading securities	442	324	118	36.4
Other	512	593	(81)	(13.7)
Total noninterest income	$30,482	$36,651	$(6,169)	(16.8)%

	Nine Months Ended
	September 30,	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Trust fees	$12,155	$10,625	$1,530	14.4%
Investment advisory and management fees	4,767	3,996	771	19.3
Deposit service fees	6,318	6,601	(283)	(4.3)
Gains on sales of residential real estate loans, net	1,446	1,382	64	4.6
Capital markets revenue	42,994	40,217	2,777	6.9
Earnings on bank-owned life insurance	2,843	2,474	369	14.9
Debit card fees	5,156	4,784	372	7.8
Correspondent banking fees	2,178	1,977	201	10.2
Loan related fee income	3,061	2,840	221	7.8
Fair value gain (loss) on derivatives and trading securities	375	(453)	828	182.8
Other	1,568	1,215	353	29.1
Total noninterest income	$82,861	$75,658	$7,203	9.5%

The Company continues to be successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management have increased $77.6 million since June 30, 2026 and have increased $648.3 million since September 30, 2025 due primarily to new relationships and favorable market performance.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 12% in the third quarter of 2026 as compared to the same period of the prior year and increased 14% when comparing the first nine months of 2026 to the first nine months of 2025 due to growth in assets under management and market performance.  The Company expects trust and investment advisory and management fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees increased 13% comparing the third quarter of 2026 to the same period of the prior year and increased 19% when comparing the first nine months of 2026 to the first nine months of 2025. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposit service fees remained stable in the third quarter of 2026 as compared to the same period of the prior year, and decreased 4% in the first nine months of 2026 as compared to the first nine months of 2025 due to decreases in nonsufficient funds and overdraft fees. The Company’s total deposits decreased by $176.9 million, or 2%, when comparing September 30, 2026 to September 30, 2025.

Gains on sales of residential real estate loans, net, decreased 39% when comparing the third quarter of 2026 to the same period of the prior year due to lower volumes of client residential real estate purchase activity in the third quarter generating lower levels of gains.  Gains on sales of residential real estate loans, net, increased 5% when comparing the first nine months of 2026 to the first nine months of 2025. The increase was due to higher volumes of client residential real estate purchase activity generating higher levels of gains.

Capital markets revenue totaled $16.9 million for the third quarter of 2026, compared to $23.8 million for the third quarter of 2025.  Capital markets revenue totaled $43.0 million for the first nine months of 2026, compared to $40.2 million for the first nine months of 2025. As discussed in the “Executive Overview” section of this report, demand for affordable housing remains strong. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

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

Earnings on BOLI decreased 7%, comparing the third quarter of 2026 to the same period of the prior year, due primarily a portion of the Company’s BOLI portfolio carrying a variable rate whereby returns are determined by the performance of the equity markets.  Earnings on BOLI increased 15% when comparing the first nine months of 2026 to the same period of the prior year.  The increase for the first nine months of 2026 was driven by BOLI exchanges in the first nine months of 2025 resulting in surrender charges of $168 thousand.  There were no purchases of BOLI in the first nine months of 2026 or 2025. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 6% when comparing the third quarter of 2026 to the same period of the prior year, and increased 8% when comparing the first nine months of 2026 to the first nine months of 2025. The Company continues to be successful in adding net new demand deposit accounts. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking fees increased 11% comparing the third quarter of 2026 to the same period of the prior year and increased 10% comparing the first nine months of 2026 to the first nine months of 2025. The increases across both periods were primarily due to an increase in correspondent banking balances. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves 187 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 24% comparing the third quarter of 2026 to the same period of the prior year and increased 8% comparing the first nine months of 2026 to the first nine months of 2025, primarily due to higher participation service fees.

Fair value gains on derivatives and trading securities were $442 thousand in the third quarter of 2026, as compared to $324 thousand in gains in the same period of the prior year.  Fair value gains on derivatives and trading securities were $375 thousand in the first nine months of 2026, as compared to $453 thousand in losses in the first nine months of 2025.

Other noninterest income decreased $81 thousand, or 14%, in the third quarter of 2026 as compared to the same period of the prior year, and increased $353 thousand, or 29% in the first nine months of 2026 as compared to the first nine months of 2025, due to fluctuations in the market value of the Company’s equity investments. Income on equity investments is largely determined based on the market value of the investments managed.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September  30, 2026 and 2025:

	Three Months Ended
	September 30,	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$32,803	$34,338	$(1,535)	(4.5)%
Occupancy and equipment expense	8,165	7,363	802	10.9
Professional and data processing fees	5,250	6,741	(1,491)	(22.1)
FDIC insurance, other insurance and regulatory fees	1,847	2,035	(188)	(9.2)
Loan/lease expense	606	345	261	75.7
Net cost of and losses on operations of other real estate	24	3	21	700.0
Advertising and marketing	2,143	1,830	313	17.1
Communication and data connectivity	170	40	130	325.0
Supplies	223	259	(36)	(13.9)
Bank service charges	679	678	1	0.1
Correspondent banking expense	334	338	(4)	(1.2)
Intangibles amortization	506	662	(156)	(23.6)
Payment card processing	551	569	(18)	(3.2)
Trust expense	423	412	11	2.7
Other	1,002	974	28	2.9
Total noninterest expense	$54,726	$56,587	$(1,861)	(3.3)%

	Nine Months Ended
	September 30,	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$96,312	$90,176	$6,136	6.8%
Occupancy and equipment expense	22,986	20,655	2,331	11.3
Professional and data processing fees	16,009	17,974	(1,965)	(10.9)
FDIC insurance, other insurance and regulatory fees	5,892	5,965	(73)	(1.2)
Loan/lease expense	1,003	1,133	(130)	(11.5)
Net cost of and losses on operations of other real estate	29	44	(15)	(34.1)
Advertising and marketing	5,740	5,189	551	10.6
Communication and data connectivity	615	604	11	1.8
Supplies	721	718	3	0.4
Bank service charges	2,054	1,994	60	3.0
Correspondent banking expense	1,002	981	21	2.1
Intangibles amortization	1,518	1,984	(466)	(23.5)
Payment card processing	1,555	1,710	(155)	(9.1)
Trust expense	1,352	1,182	170	14.4
Other	3,220	2,400	820	34.2
Total noninterest expense	$160,008	$152,709	$7,299	4.8%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency and operating leverage as discussed in the “Strategic Financial Metrics” section.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased 5% when comparing the third quarter of 2026 to the same period of the prior year primarily due to lower capital markets revenue and its impact on variable compensation associated with performance.  Salaries and employee benefits increased 7% when comparing the first nine months of 2026 to the same period of the prior year primarily due to annual merit increases and higher capital markets revenue and its impact on variable compensation associated with performance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 11% comparing the third quarter of 2026 to the same period of the prior year, and increased 11% when comparing the first nine months of 2026 to the same period of the prior year, due primarily to higher property tax expense and depreciation expense with the opening of new offices in the Cedar Rapids and Ankeny, Iowa markets.

Professional and data processing fees decreased 22% comparing the third quarter of 2026 to the same period of the prior year, and decreased 11% comparing the first nine months of 2026 to the same period of the prior year primarily due to lower costs associated with the data processing core conversion project. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC insurance, other insurance and regulatory fee expense decreased 9% when comparing the third quarter of 2026 to the same period of the prior year, and decreased 1% when comparing the first nine months of 2026 to the same period of the prior year due primarily to an improved quarterly multiplier on FDIC assessment calculation.

Loan/lease expense increased 76% when comparing the third quarter of 2026 to the same period of the prior year primarily due to higher legal expense on loan workouts and lower recoveries of legal expenses incurred on loan workouts.  Loan/lease expense decreased 12% when comparing the first nine months of 2026 to the same period of the prior year due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts.

Net cost of and losses on operations of other real estate includes losses on the sale of OREO, write-downs of OREO and all expenses associated with OREO. Net cost of and losses on operations of other real estate for the third quarter of 2026 totaled $24 thousand, compared to net cost of and losses on operations of other real estate of $3 thousand for the third quarter of 2025.  Net cost of and losses on operations of other real estate for the first nine months of 2026 totaled $29 thousand, compared to net cost of and losses on operations of other real estate of $44 thousand for the first nine months of 2025.

Advertising and marketing expense increased 17% comparing the third quarter of 2026 to the same period of the prior year, and increased 11% comparing the first nine months of 2026 to the same period of the prior year. The increase in expense was primarily due to an increase in other sales promotions.

Communication and data connectivity expense increased 325% comparing the third quarter of 2026 to the same period of the prior year due primarily to courier expense of $191 thousand reclassed from communication and data connectivity expense to professional fees expense in the third quarter of 2025.  Communication and data connectivity expense increased 2% comparing the first nine months of 2026 to the same period of the prior year due to increased telephone expense.

Supplies expense decreased 14% comparing the third quarter of 2026 to the same period of the prior year, and remained stable comparing the first nine months of 2026 to the same period of the prior year. The decrease in the third quarter of 2026 was primarily due to the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, remained stable when comparing the third quarter of 2026 to the same period of the prior year, and increased 3% when comparing the first nine months of 2026 to the same period of the prior year.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Correspondent banking expense decreased 1% when comparing the third quarter of 2026 to the same period of the prior year, and increased 2% when comparing the first nine months of 2026 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Intangibles amortization expense decreased 24% when comparing the third quarter of 2026 to the same period of the prior year, and decreased 24% when comparing the first nine months of 2026 to the same period of the prior year.  The decreases across both periods were due to fully amortizing an intangible at CSB in 2025. These expenses are expected to naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense decreased 3% when comparing the third quarter of 2026 to the same period of the prior year, and decreased 9% when comparing the first nine months of 2026 to the same period of the prior year due to renegotiated debit card contracts.

Trust expense increased 3% when comparing the third quarter of 2026 to the same period of the prior year, and increased 14% when comparing the first nine months of 2026 to the same period of the prior year due to increased assets under management when comparing September 30, 2026 to September 30, 2025.

Other noninterest expense increased 3% when comparing the third quarter of 2026 to the same period of the prior year, and increased 34% when comparing the first nine months of 2026 to the same period of the prior year.  The increases across both periods were primarily due to taxes on stock repurchases in 2026. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the third quarter of 2026, the Company incurred income tax expense of $3.6 million, compared to income tax expense of $3.8 million in the same period of the prior year.  During the first nine months of 2026, the Company incurred income tax expense of $9.2 million, compared to income tax expense of $5.7 million in the first nine months of 2025. The increase was primarily due to higher pre-tax income from higher capital markets revenue and lower interest expense.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	September 30, 2026		June 30, 2026		December 31, 2025		September 30, 2025

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$186,700	2%	$191,750	2%	$152,893	2%	$237,614	2%
Securities	1,431,589	15%	1,401,408	15%	1,312,310	14%	1,308,689	14%
Net loans/leases	7,111,479	73%	6,945,745	73%	7,076,828	74%	7,090,151	74%
Derivatives	243,882	2%	211,178	2%	188,409	2%	207,775	2%
Other assets	821,670	8%	770,562	8%	767,754	8%	724,073	8%
Total assets	$9,795,320	100%	$9,520,643	100%	$9,498,194	100%	$9,568,302	100%

Total deposits	$7,203,201	74%	$7,417,334	78%	$7,414,198	77%	$7,380,068	77%
Total borrowings	1,021,344	10%	660,315	7%	638,541	7%	706,827	7%
Derivatives	262,023	3%	131,921	1%	137,051	2%	230,742	2%
Other liabilities	156,934	2%	161,316	2%	196,093	2%	163,750	3%
Total stockholders' equity	1,151,818	11%	1,149,757	12%	1,112,311	12%	1,086,915	11%
Total liabilities and stockholders' equity	$9,795,320	100%	$9,520,643	100%	$9,498,194	100%	$9,568,302	100%

During the third quarter of 2026, the Company's total assets increased $274.7 million from June 30, 2026, to a total of $9.8 billion. The Company’s net loans/leases increased $165.7 million, or 2%, in the third quarter of 2026. Deposits decreased $214.1 million, or 3%, during the third quarter of 2026.  Borrowings increased $361.0 million, or 55%, during the third quarter of 2026 due primarily to a decrease in deposits and an increase in loans.  The Company actively managed down higher cost deposits off in anticipation of the liquidity generated by the loan securitization and LIHTC offtake transactions.

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

Trading securities had a fair value of $116.1 million as of September 30, 2026 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in prior years. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2026		June 30, 2026		December 31, 2025		September 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$13,356	1%	$13,928	1%	$16,024	1%	$14,208	1%
Municipal securities	1,144,374	80%	1,126,055	80%	1,081,274	82%	1,085,669	83%
Residential mortgage-backed and related securities	106,133	7%	88,515	6%	68,855	5%	57,108	4%
Asset-backed securities	3,651	1%	3,769	1%	4,439	1%	4,918	1%
Other securities	48,307	3%	53,456	4%	58,143	5%	63,824	5%
Trading securities	116,050	8%	115,967	8%	83,857	6%	83,225	6%
Total securities	$1,431,871	100%	$1,401,690	100%	$1,312,592	100%	$1,308,952	100%
Less allowance for credit losses	282		282		282		263
Net securities	$1,431,589		$1,401,408		$1,312,310		$1,308,689

Securities as a % of total assets	14.62%		14.72%		13.82%		13.68%
Net unrealized losses as a % of Amortized Cost	(13.11)%		(12.22)%		(10.82)%		(11.61)%
Duration (in years)	5.2		5.2		5.4		5.5
Annual yield on investment securities (tax equivalent)	5.78%		5.73%		4.77%		5.53%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 8% on an annualized basis, when adding back the impact from the runoff of m2 loans and leases and excluding the LIHTC loan offtake transactions and securitization during the first nine months of 2026. The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	September 30, 2026		June 30, 2026		December 31, 2025		September 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$450,232	6%	$407,419	6%	$384,656	5%	$386,674	5%
C&I - other	1,183,267	16%	1,209,913	17%	1,318,866	18%	1,330,668	19%
CRE - owner occupied	607,424	9%	589,928	8%	577,352	8%	586,578	8%
CRE - non-owner occupied	927,205	13%	966,873	14%	1,036,655	15%	1,053,732	15%
Construction and land development	1,203,467	17%	1,205,553	17%	1,308,422	18%	1,544,765	22%
Multi-family	2,040,593	28%	1,871,240	27%	1,769,331	25%	1,503,596	21%
Direct financing leases	5,610	-%	6,382	-%	9,533	-%	11,090	-%
1-4 family real estate	614,717	9%	613,664	9%	603,683	9%	599,838	8%
Consumer	167,388	2%	161,958	2%	158,457	2%	161,980	2%
Total loans/leases	$7,199,903	100%	$7,032,930	100%	$7,166,955	100%	$7,178,921	100%
Less allowance	(88,424)		(87,185)		(90,127)		(88,770)
Net loans/leases	$7,111,479		$6,945,745		$7,076,828		$7,090,151

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family based on nature of the loan. As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis. At September 30, 2026, approximately 45% of the CRE loan portfolio consisted of LIHTC loans, all of which are performing and all of which are pass rated.

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

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of September 30, 2026:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $216.3 million, or 3.0%, of total loans at September 30, 2026.

	As of September 30,		As of December 31,		As of September 30,
	2026		2025		2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$2,243,098	45%	$2,196,023	46%	$2,244,966	46%
Lessors of nonresidential buildings	652,474	13%	712,429	15%	729,435	15%
Lessors of residential buildings - non LIHTC	644,382	13%	481,979	10%	529,653	11%
Hotels	189,269	4%	182,383	4%	148,352	3%
New housing for-sale builders	89,960	2%	89,011	2%	73,404	1%
Other *	1,168,510	23%	1,129,364	23%	1,161,048	24%
Other - LIHTC	5,718	-%	9,167	-%	5,738	-%
Total CRE loans	$4,993,411	100%	$4,800,356	100%	$4,892,596	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $67.9 million, or approximately 1.4% of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of September 30,				As of June 30,				As of December 31,
	2026				2026				2025
	Delinquency Status*			% of	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,933,974	$—	$4,933,974	99%	$4,782,761	$—	$4,782,761	98%	$4,729,162	$37	$4,729,199	98%
Special Mention	23,284	—	23,284	0%	26,315	—	26,315	1%	34,712	—	34,712	1%
Substandard	27,517	8,636	36,153	1%	26,864	12,188	39,052	1%	26,923	9,522	36,445	1%
Doubtful	—	—	—	0%	—	—	—	0%	—	—	—	0%
	$4,984,775	$8,636	$4,993,411	100%	$4,835,940	$12,188	$4,848,128	100%	$4,790,797	$9,559	$4,800,356	100%

As a percentage of total CRE portfolio	99.83%	0.17%	100%		99..75%	0.25%	100%		99.80%	0.20%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s construction and land development loan portfolio includes the following:

	As of
	September 30, 2026		December 31, 2025		September 30, 2025
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$536,506	45%	$741,531	56%	$1,028,978	66%
Construction (commercial)	591,974	49%	486,156	37%	425,446	28%
Land development	62,461	5%	73,732	6%	77,585	5%
Construction (non-commercial residential)	12,526	1%	7,003	1%	12,756	1%
Total construction and land development	$1,203,467	100%	$1,308,422	100%	$1,544,765	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

The remaining 1-4 family real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and to recognize noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2026		2026		2025		2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$25,496	23%	$30,687	23%	$43,097	23%	$50,159	23%
Construction - General	9,377	8%	11,587	9%	15,105	8%	17,045	8%
Computer Equipment	7,318	7%	8,378	6%	10,505	6%	12,625	6%
Marine Travelift	6,705	6%	7,442	5%	9,068	5%	10,059	5%
Tractors	6,338	6%	7,592	6%	10,465	6%	12,464	6%
Trailers	6,247	6%	7,555	5%	10,613	6%	12,734	6%
Manufacturing - General	4,989	4%	6,091	5%	8,472	5%	9,862	4%
Food Processing Equipment	4,982	4%	6,069	4%	9,431	5%	10,564	5%
Concrete Equipment	3,489	3%	3,864	3%	4,662	2%	5,005	2%
Forklifts	3,022	3%	3,497	3%	4,507	2%	5,165	2%
Manufacturing - CNC	2,874	3%	4,028	3%	5,506	3%	6,107	3%
Printing - Digital	2,985	3%	3,323	2%	4,002	2%	4,827	2%
Other *	28,554	24%	34,951	26%	52,207	27%	61,350	28%
Total m2 loans and leases	$112,376	100%	$135,064	100%	$187,640	100%	$217,966	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the ACL for loans/leases for the three and nine months ended September 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(dollars in thousands)

Balance, beginning	$87,185	$88,732	$90,127	$89,841
Change in ACL for the transfer of loans to LHFS	—	—	(3,076)	—
Provision	4,324	4,225	11,664	13,635
Charge-offs	(4,217)	(4,746)	(12,237)	(16,180)
Recoveries	1,132	559	1,946	1,474
Balance, ending	$88,424	$88,770	$88,424	$88,770

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(dollars in thousands)

Balance, beginning	$6,960	$7,140	$7,138	$8,273
Provisions (credited) to expense	128	80	(50)	(1,053)
Balance, ending	$7,088	$7,220	$7,088	$7,220

The Company recorded a provision on credit losses related to OBS exposures in the third quarter of 2026 of $128 thousand and negative provision of $50 thousand for the first nine months of 2026. The balance primarily fluctuates with changes in the balance of unfunded commitments. At September 30, 2026, the allowance for OBS exposures was $7.1 million.

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025

	(dollars in thousands)

Special Mention	$59,675	$69,706	$74,765	$76,750
Substandard/Classified loans***	60,729	64,519	64,142	67,319
Doubtful/Classified loans***	—	—	—	—
Criticized Loans **	$120,404	$134,225	$138,907	$144,069

Criticized Loans as a % of Total Loans/Leases	1.67%	1.91%	1.94%	2.01%
Classified Loans as a % of Total Loans/Leases	0.84%	0.92%	0.89%	0.94%

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

Criticized loans as a percentage of loans and leases decreased from 1.91% at June 30, 2026 to 1.67% at September 30, 2026 and classified loans as a percentage of loans and leases decreased to 0.84% at September 30, 2026 from 0.92% at June 30, 2026 primarily due to large payoffs, paydowns and upgrades to pass rated loans. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
ACL for loans/leases / Total loans/leases held for investment	1.23%	1.24%	1.26%	1.24%
ACL for loans/leases / NPLs	243.79%	222.75%	213.08%	210.31%

Although management believes that the ACL at September 30, 2026 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality remains a cornerstone of the Company’s strategy.  Sustainable, profitable growth depends on maintaining that quality.  The Company consistently directs focused efforts across its subsidiary banks and equipment financing company to strengthen and improve the overall loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025

	(dollars in thousands)

Nonaccrual loans/leases (1)	$36,250	$39,139	$42,212	$42,167
Accruing loans/leases past due 90 days or more	21	1	85	43
Total NPLs	36,271	39,140	42,297	42,210
OREO	1,709	350	540	—
Other repossessed assets	20	20	500	510
Total NPAs	$38,000	$39,510	$43,337	$42,720

NPLs to total loans/leases	0.50%	0.56%	0.59%	0.59%
NPAs to total loans/leases plus repossessed property	0.53%	0.56%	0.60%	0.60%
NPAs to total assets	0.39%	0.41%	0.45%	0.45%
Nonaccrual loans/leases to total loans/leases	0.50%	0.56%	0.59%	0.59%
ACL to nonperforming loans	243.79%	222.75%	213.08%	210.22%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at September 30, 2026 were $38.0 million, a decrease of $1.5 million from June 30, 2026, and a decrease of $4.7 million from September 30, 2025.  The ratio of NPAs to total assets was 0.39% at September 30, 2026 and 0.41% at June 30, 2026, compared to 0.45% at September 30, 2025.

The majority of the NPAs consist of nonaccrual loans/leases. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO and other repossessed assets are carried at the lower of carrying amount or fair value less costs to sell. The increase in OREO from the prior quarter was primarily attributable to the addition of two foreclosed properties during the quarter.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Total deposits decreased by $214.1 million during the third quarter of 2026 due to outflows of correspondent deposit balances during the quarter largely due to timing, with over $500.0 million of deposits returning to our balance sheet shortly after the quarter ended.

The table below presents the composition of the Company's deposit portfolio:

	As of
	September 30, 2026		June 30, 2026		December 31, 2025		September 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,023,748	14%	$1,022,346	14%	$950,977	13%	$931,774	13%
Interest bearing demand deposits	5,189,923	73%	5,399,818	73%	5,190,974	70%	5,176,364	69%
Time deposits	824,663	11%	840,346	11%	1,035,317	14%	1,004,980	14%
Brokered deposits	164,867	2%	154,824	2%	236,930	3%	266,950	4%
	$7,203,201	100%	$7,417,334	100%	$7,414,198	100%	$7,380,068	100%

The Company actively participates in the ICS/CDARS program, a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.3 billion, or 31.5% of all deposits, as of September 30, 2026.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $2.0 billion and $1.6 billion as of September 30, 2026 and 2025, respectively.

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

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025

	(dollars in thousands)

Federal funds purchased	$4,750	$8,907	$2,650	$2,850

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
	(dollars in thousands)

Term FHLB advances	$10,609	$10,609	$10,383	$145,383
Overnight FHLB advances	623,000	258,000	235,000	145,000
	$633,609	$268,609	$245,383	$290,383

The Company had an increase in overnight FHLB advances of $365.0 million from June 30, 2026 to September 30, 2026.  The increase was primarily due to funding needs from strong loan growth during the third quarter of 2026 and the decline in correspondent deposits.

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

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	September 30, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2026	$636,324	4.28%	$320,520	4.02%
2027	42,379	4.05	42,348	4.05
2028	52,563	3.99	52,519	3.99
2029	66,984	3.30	66,926	3.30
2030	—	—	—	—
Thereafter	226	0.00	—	—
Total Wholesale Funding	$798,476	4.16%	$482,313	3.92%

During the first nine months of 2026, wholesale funding increased $316.2 million due to outflows of correspondent deposit balances during the quarter largely due to timing, with over $500.0 million of deposits returning to our balance sheet shortly after the quarter ended.

The Company renewed its revolving credit note in the second quarter of 2026.  At renewal, the available amount under the line of credit remained at $60.0 million for which there was no outstanding balance as of September 30, 2026.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50%, or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of each of the Company’s bank subsidiaries.

The Company had other borrowings totaling $99.5 million as of September 30, 2026. In August 2025, the Company pledged a portion of its HTM municipal securities in exchange for term borrowings through a repurchase agreement. The repurchase agreements are reported as secured borrowings as we maintain effective control of the financed assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had subordinated notes totaling $234.4 million and $234.0 million as of September 30, 2026 and 2025, respectively.

The Company had junior subordinated debentures totaling $49.1 million and $49.0 million as of September 30, 2026 and 2025, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025

	(dollars in thousands)

Common stock	$16,292	$16,367	$16,691	$16,839
Additional paid in capital	366,374	367,018	372,851	375,319
Retained earnings	841,095	814,481	773,353	747,323
AOCI	(71,943)	(48,109)	(50,584)	(52,566)
Total stockholders' equity	$1,151,818	$1,149,757	$1,112,311	$1,086,915

TCE / TA ratio (non-GAAP)*	10.43%	10.71%	10.33%	9.97%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of September 30, 2026 and 2025, no preferred stock was outstanding.

On October 20, 2025, the board of directors of the Company approved a new share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, of up to 1,700,000 shares of its common stock, or approximately 10% of the outstanding shares as of September 30, 2025. The new share repurchase program does not have an expiration date. The share repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the share repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s termination, without any prior notice.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $186.7 million and $237.6 million at September 30, 2026 and 2025, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At September 30, 2026, the subsidiary banks had 26 lines of credit totaling $926.5 million with upstream correspondent banks, of which $485.7 million was secured and $440.8 million was unsecured. At September 30, 2026, the Company had the full $926.5 million available under these lines of credit.

At December 31, 2025, the subsidiary banks had 26 lines of credit totaling $930.7 million, of which $489.9 million was secured and $440.8 million was unsecured. At December 31, 2025, $930.7 million was available under these lines of credit.

The Company has emphasized growing the number and amount of available lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $60.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2027.  At September 30, 2026, the full $60.0 million was available.

As of September 30, 2026, the Company had $841.1 million in actual correspondent banking deposits spread over 187 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $618.8 million during the first nine months of 2026, compared to $544.1 million for the same period of 2025. The net increase in federal funds sold was $16.5 million for the first nine months of 2026, compared to a net decrease of $5.0 million for the same period of 2025. The net decrease in interest-bearing deposits at financial institutions was $64.5 million for the first nine months of 2026, compared to a net decrease of $5.6 million for the same period of 2025. Proceeds from calls, maturities, and paydowns of securities were $73.2 million for the first nine months of 2026, compared to $63.9 million for the same period of 2025. Purchases of securities used cash of $185.9 million for the first nine months of 2026, compared to $170.5 million for the same period of 2025. The net increase in loans/leases used cash of $492.1 million for the first nine months of 2026 compared to a net increase in loans of $407.5 million for the same period of 2025.

Financing activities provided cash of $125.0 million for the first nine months of 2026, compared to cash provided by financing activities of $443.9 million for same period of 2025.  Net decreases in deposits totaled $211.0 million for the first nine months of 2026, compared to net increases in deposits of $318.9 million for the same period of 2025. During the first nine months of 2026, the Company's short-term borrowings increased $2.1 million compared to an increase in short-term borrowings of $1.1 million for the same period of 2025. Net increase in overnight advances totaled $388.0 million for the first nine months of 2026 as compared to a net increase of $5.0 million for the same period of 2025. Payments on other borrowings totaled $8.2 million for the first nine months of 2026. There were no payments on other borrowings during the first nine months of 2025. Repurchase and cancellation of shares in the first nine months of 2026 totaled $43.9 million, as compared to $9.0 million repurchase and cancellation of shares in the first nine months of 2025.

Total cash provided by operating activities was $506.5 million for the first nine months of 2026, compared to net cash provided by operating activities of $86.1 million for the same period of 2025.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

As of September 30, 2026 and December 31, 2025, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Forward-looking statements are not historical facts but instead represent management’s current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Actual results may differ, possibly materially, from those currently expected or projected in these forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by forward-looking statements. A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, but are not limited to:

●	The strength of the local, state, national and international economies and financial markets, including effects of inflationary pressures, the threat or implementation of tariffs, immigration enforcement and changes in foreign policy.
●	Effects on the U.S. economy resulting from actions taken by federal and local governments, including changes in local, state and federal laws and, regulations, the threat or implementation of tariffs, immigration enforcement and changes in foreign policy.
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, military conflicts, acts of war or threats thereof (including the Russian invasion of Ukraine, and ongoing conflicts in the Middle East), and other adverse external events that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control), and the response of the local, state and national governments to any such adverse external events.
●	New or revised accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	The imposition of tariffs or other governmental policies impacting the value of products produced by the Company’s commercial borrowers.
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions, private credit firms, fintech companies, and digital asset service providers, and the inability to attract new customers.
●	Rapid technological changes implemented by us and our third-party vendors, including the development and implementation of tools incorporating artificial intelligence.
●	Unexpected results of acquisitions, including failure to realize the anticipated benefits of the acquisitions and the possibility that transaction and integration costs may be greater than anticipated.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	The loss of key executives and employees, talent shortages and employee turnover.
●	Changes in consumer spending.
●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.
●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates, such as the September increase in the benchmark federal funds rate by the Federal Reserve.
●	Credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).
●	The overall health of the local and national real estate market.
●	The ability to maintain an adequate level of allowance for credit losses on loans.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds.
●	The level of non-performing assets on our balance sheet.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	The occurrence of fraudulent activity, breaches or failures of the Company’s or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud.
●	Emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers.
●	Changes in the interest rates and repayment rates of the Company’s assets.
●	The effectiveness of our risk management framework.
●	The ability of the Company to manage the risks associated with the foregoing.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE IN YEAR 1
		As of September 30,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2026	2025

300 basis point downward parallel shock	(30.0)%	(0.3)%	0.9%
200 basis point downward parallel shift	(10.0)%	0.1%	0.5%
200 basis point upward parallel shift	(10.0)%	(0.2)%	(0.6)%
300 basis point upward parallel shock	(30.0)%	(0.5)%	(1.9)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2026 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2026. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting. There has been no changes that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the period covered by this report.

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

			Total number of shares	Maximum number
			purchased as part of	of shares that may still
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2026	36,069	86.10	185,525	1,514,475
February 1-28, 2026	29,576	90.28	215,101	1,484,899
March 1-31, 2026	181,644	83.68	396,745	1,303,255
April 1-30, 2026	69,592	89.72	466,337	1,233,663
May 1-31, 2026	69,880	90.10	536,217	1,163,783
June 1-30, 2026	10,167	90.99	546,384	1,153,616
July 1-31, 2026	—	—	546,384	1,153,616
August 1-31, 2026	26,000	100.52	572,384	1,127,616
September 1-30, 2026	68,861	100.63	641,245	1,058,755

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 5           Other Information

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended September 30, 2026 and September 30, 2025; (iii) Consolidated Statements of Income for the nine months ended September 30, 2026 and September 30, 2025; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025; (v) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2026 and September 30, 2025; (vi) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and September 30, 2025; and (vii) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 6, 2026	/s/ Todd A. Gipple
Todd A. Gipple
President & Chief Executive Officer

Date	November 6, 2026	/s/ Nick W. Anderson
Nick W. Anderson
Chief Financial Officer

Date	November 6, 2026	/s/ Brittany N. Whitfield
Brittany N. Whitfield
Chief Accounting Officer